Form 10-Q
period 1994-03-31
OUTLET BROADCASTING INC
filed 1994-05-13
CIK 804060

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          ______________________

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                    OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ___ to ___

                      Commission file number 33-9443


                         OUTLET BROADCASTING, INC.

          (Exact name of registrant as specified in its charter)
          Rhode Island                           05-0194550
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)
        23 Kenney Drive                              02920
     Cranston, Rhode Island                        (Zip Code)
(Address of principal executive offices)
                                (401) 455-9200
               (Registrant's telephone number, including area code)

                             Not Applicable
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X            No
                            ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                 Outstanding at
Class of Common Stock                            March 31, 1994
- - ----------------------                           ---------------

Class A Common Stock, par value $.01 per share   1,000,000 shares

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES

                                   INDEX





Part I. Financial Information
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
          March 31, 1994 and December 31, 1993

        Condensed Consolidated Statements of Operations --
          Three Months Ended March 31, 1994 and
          March 31, 1993

        Condensed Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1994 and
          March 31, 1993

        Notes to Condensed Consolidated Financial
          Statements

Item 2. Management's Discussion and Analysis


Part II. Other Information
Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                      PART I.  FINANCIAL INFORMATION
                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December 31,     March 31,
                                                    1993            1994
                                                ------------    ------------
                                                   (Note)       (Unaudited)
                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                 $  1,756,000    $  1,171,000
     Trade accounts receivable, less allowance
      for doubtful accounts (December--$300,000;
      March--$307,000)                           10,840,000       9,036,000
     Film contract rights                         3,769,000       3,152,000
     Other current assets                           793,000         920,000
                                                ------------    ------------
       TOTAL CURRENT ASSETS                      17,158,000      14,279,000

OTHER ASSETS
     Film contract rights                         2,093,000       1,534,000
     Deferred financing costs and sundry          3,385,000       3,432,000
     Other investments                                            1,050,000
                                                ------------    ------------
                                                  5,478,000       6,016,000

PROPERTY AND EQUIPMENT                           43,797,000      44,133,000
Less accumulated depreciation                    25,674,000      26,362,000
                                                ------------    ------------
                                                 18,123,000      17,771,000

INTANGIBLE ASSETS, less accumulated amortization
    (December--$17,544,000; March--$18,134,000)  76,852,000      76,262,000
                                                ------------    ------------

                                               $117,611,000    $114,328,000
                                                ============    ============

                   OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                                December 31,     March 31,
                                                    1993            1994
                                                ------------    ------------
                                                   (Note)       (Unaudited)
     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Trade accounts payable                    $    153,000    $    102,000
     Accrued expenses                             8,894,000       7,094,000
     Film contracts payable                       4,187,000       4,214,000
     Federal and state income taxes               2,200,000       2,079,000
     Current portion of long-term debt            3,500,000       3,750,000
                                                ------------    ------------
       TOTAL CURRENT LIABILITIES                 18,934,000      17,239,000

LONG-TERM DEBT
     Senior bank loan                            19,500,000      18,375,000
     10 7/8% Senior Subordinated Notes           60,000,000      60,000,000
                                                ------------    ------------
                                                 79,500,000      78,375,000

OTHER LIABILITIES
     Film contracts payable                       2,754,000       1,310,000
     Unfunded pensions                            2,652,000       2,685,000
     Deferred income taxes                        4,554,000       4,945,000
     Other                                        3,432,000       3,432,000
                                                ------------    ------------
                                                 13,392,000      12,372,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
     Common stock                                    10,000          10,000
     Contributed capital                         32,482,000      32,482,000
     Accumulated deficit                        (26,707,000)    (26,150,000)
                                                ------------    ------------
                                                  5,785,000       6,342,000
                                                ------------    ------------

                                               $117,611,000    $114,328,000
                                                ============    ============

Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                   OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                ----------------------------
                                                 March 31,       March 31,
                                                   1993             1994
                                                ------------    ------------
Net revenue                                    $ 10,027,000    $ 11,458,000

Expenses:
     Technical, programming and news              4,396,000       4,346,000
     Selling, general and administrative          2,232,000       2,275,000
     Corporate expenses                             498,000         495,000
     Depreciation                                   632,000         688,000
     Amortization of intangible assets              590,000         590,000
                                                ------------    ------------
                                                  8,348,000       8,394,000
                                                ------------    ------------
Operating income                                  1,679,000       3,064,000

Other income (expense):
     Interest expense:
       Loan and notes payable                    (1,398,000)     (2,098,000)
       Note payable to shareholder               (1,858,000)
                                                ------------    ------------
                                                 (3,256,000)     (2,098,000)
     Interest income                                 89,000          10,000
     Other income                                   117,000          70,000
     Other expense                                 (106,000)        (98,000)
                                                ------------    ------------
Income (loss) before income taxes and cumulative
     effect of change in accounting principle    (1,477,000)        948,000

Income taxes                                                        391,000
                                                ------------    ------------
Income (loss) before cumulative effect of
     change in accounting principle              (1,477,000)        557,000

Cumulative effect of change in method of
     accounting for income taxes                  4,434,000
                                                ------------    ------------
Net income                                     $  2,957,000    $    557,000
                                                ============    ============

Income (loss) per share:
   Before cumulative effect of change
     in accounting principle                   $      (1.48)   $       0.56
   Cumulative effect of change in method
     of accounting for income taxes                    4.44
                                                ------------    ------------
     Net income per share                      $       2.96    $       0.56
                                                =============   =============

Weighted average number of
     common shares outstanding                    1,000,000       1,000,000
                                                ============    ============

See accompanying notes.

                  OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                  March 31,       March 31,
                                                    1993            1994
                                                ------------    ------------


Cash from operations                           $ (1,390,000)   $  1,814,000


Investing activities:
   Capital expenditures-net of disposals         (3,654,000)       (336,000)
   Investment in local marketing arrangement                     (1,000,000)
   Other                                                           (188,000)
                                                ------------    ------------
                                                 (3,654,000)     (1,524,000)

Financing activities:
   Payment of term loan                                            (875,000)
                                                ------------    ------------
                                                                   (875,000)

                                                ------------    ------------
Net decrease in cash and cash equivalents      $ (5,044,000)   $   (585,000)
                                                ============    ============





See accompanying notes.

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               March 31, 1994


Note 1 - Basis of Presentation
- - ------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note 2 - Income (Loss) Per Share
- - --------------------------------

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Note 3 - Contingent Liabilities and Commitments
- - -----------------------------------------------

     The Company has commitments to acquire approximately $3,777,000 of film contract rights at March 31, 1994.

     At March 31, 1994, the Company remains contingently liable on approximately $15,067,000 of store leases associated with its retail division which was sold as of the fiscal year ended January 31, 1983. All of the leases have been assumed by others and management believes that future payments, if any, would not be material to the Company's financial statements.

     The Company also remains contingently liable on approximately $5,016,000 of building and tower leases related to radio and television stations sold in March 1990.

     The Company may be subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OUTLET BROADCASTING, INC. AND SUBSIDIARIES

     The Company's operations consist of two VHF television stations, WJAR, which serves the Providence, Rhode Island area and WCMH which serves the Columbus, Ohio area.

Three Months Ended March 31, 1994 and March 31, 1993

     The following table sets forth a comparison of total Company operating results for the first quarters of 1993 and 1994.

                           Three Months Ended March 31
                       -----------------------------------  Increase(Decrease)
                            1993                1994           1994 vs. 1993
                       ----------------   ---------------   ------------------
                                Percent           Percent
                                of Net            of Net             Percentage
Dollars in thousands   Amount   Revenue   Amount  Revenue   Amount     Change
- - --------------------   ------   -------   ------  -------   ------   ----------
Net revenue            $10,027   100.0%   $11,458  100.0%   $1,431      14.3%
Expenses:
 Technical, programming
  and news               4,396    43.8      4,346   37.9       (50)     (1.1)
 Selling, general and
  administrative         2,232    22.3      2,275   19.9        43       1.9
 Corporate expenses        498     5.0        495    4.3        (3)      (.6)
 Depreciation and
  amortization           1,222    12.2      1,278   11.2        56       4.6
 Operating income      $ 1,679    16.7%   $ 3,064   26.7%   $1,385      82.5%

 Net cash provided (used)
  by operations (a)    $(1,390)    -      $ 1,814   15.8%   $3,204     230.5%
 Operating cash
   flow (a)            $ 2,901    28.9%   $ 4,342   37.9%   $1,441      49.7%


(a) "Net cash provided (used) by operations" includes all cash flows (including working capital changes) other than cash flows associated with investing or financing activities.
   "Operating cash flow" means operating income plus depreciation and amortization.


     Net revenue of $11,458,000 in the first quarter of 1994 increased by $1,431,000 or 14.3% compared with $10,027,000 in the first quarter of 1993. The increased revenue was primarily attributable to a continuing, improved economic environment, an improved advertising marketplace and continuing strong viewership of the Company's television stations. As a result, the Company was able to generate higher advertising rates compared to those of a year ago. Revenues from local and national advertising sources increased over last year by more than 13% and 16% respectively. Total network compensation increased by 2.6%.

     Revenues were up at both of the Company's television stations. In comparison with the first quarter of 1993, television stations WJAR and WCMH had revenue gains of 17.7% and 12.1%, respectively. The Company's overall revenue improvement accounted for the first quarter's increase in operating income.

     Technical, programming and news expenses in the 1994 first quarter of $4,396,000 decreased by $50,000 or 1.1% from $4,346,000 in the prior year.
The decrease resulted from an 11.5% reduction in film syndication costs at WCMH offset, somewhat, by a 7.8% increase in news department expenses at WJAR. The latter station incurred added news costs due to its television coverage of winter storms and certain sports events. It also incurred additional expense from use of an outside news service. As a percent to revenue, technical, programming and news expenses decreased from 43.8% in the 1993 first quarter to 37.9% in the 1994 first quarter.

     Selling, general and administrative expenses of $2,275,000 in the first quarter of 1994 increased by $43,000 or 1.9% versus $2,232,000 in the prior year period. The increase resulted from higher sales commissions payable because of the Company's increased revenue. As a percent to revenue, however, selling, general and administrative expenses decreased to 19.9% in the 1994 first quarter from last year's 22.3%. Depreciation expense increased in the current quarter because of an increased investment in property and equipment attributable to the Company's April 1993 relocation of WJAR studios and corporate headquarters into a new facility.

     Total expenses of $8,394,000 in the first quarter of 1994 increased by $46,000 or .6% from $8,348,000 in the prior year period. As a percent to revenue, total quarterly expenses in 1994 were 73.3%. This was down 10% versus the prior year's first quarter, wherein total expenses were at 83.3% of revenue.

     Operating income of $3,064,000 in the 1994 first quarter increased by $1,385,000 or 82.5% compared to $1,679,000 in the prior year. Operating income also increased as a percent to revenue, from 16.7% in the first quarter of 1993 to 26.7% in the first quarter of 1994. The improvement in operating income was the result of increased revenue and relatively little change in total expenses.

     The increased operating income also contributed to the Company's improvement of $3,204,000 in net cash provided by operations. Similarly, operating cash flow of $4,342,000 increased by $1,441,000 or 49.7% from last year's $2,901,000 and represented 37.9% of revenue compared to 28.9% of revenue in the prior year.

     In the first quarter of 1994, total interest expense of $2,098,000 decreased by $1,158,000 or 35.6% compared to $3,256,000 a year ago. The decrease resulted from a debt refinancing undertaken in 1993 which served to reduce the Company's outstanding debt as well as lower the rate of interest on borrowed funds. Interest income declined because of lower cash balances maintained during 1994.

     In the first quarter of 1994, the ratio of operating cash flow - $4,342,000, to interest expense - $2,098,000, was 2.1 to 1. In the first quarter of 1993, this ratio was .9 to 1.

     The Company's 1994 first quarter income before income taxes amounted to $948,000. This was an improvement of $2,425,000 compared to a loss in the prior year period of $1,477,000. After a 1994 first quarter provision for income taxes of $391,000, which increased deferred income taxes payable, net income was $557,000 or $.56 per share. This compares with a 1993 loss, before cumulative effect of change in accounting principle, of $1,477,000 or $(1.48) per share.

     Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes", which requires a change to the liability method of accounting for deferred income taxes. Adoption of Statement 109 resulted in a cumulative effect of change in accounting principle, in the amount of $4,434,000 or $4.44 per share, representing the recognition of previously unrecognized tax benefits. After giving effect to the change in accounting principle, the 1993 first quarter net income amounted to $2,957,000 or $2.96 per share.

     Net cash provided by operations in the first quarter of 1994 totalled $1,814,000. This was an improvement of $3,204,000 compared to net cash used by operations of $1,390,000 in the first quarter of 1993. The improvement primarily represents the beneficial effect of the Company's increased operating income and decreased interest expense. As a result of the 1993 debt refinancing, cash paid for 1994 first quarter interest installments was reduced to $3,658,000 from $6,050,000 in the prior year period. There was also a reduced liability for accrued interest payable as of March 31, 1994.

     The 1994 first quarter saw a net increase in the Company's investment in film contract rights of $1,441,000, primarily attributable to the payment of film contract obligations during the period.

     Because of the Company's increased volume of business activity, outstanding trade accounts receivable trended generally higher in the first quarter of 1994 compared with the same period a year ago.

     Cash required by investing activities totalled $1,524,000 in the first quarter of 1994. This included normal capital expenditures of $336,000 and an investment of $1,000,000 in a Local Marketing Agreement ("LMA") with the licensee of television station WWHO-TV in Chillicothe, Ohio. Pursuant to the LMA, television station WCMH will function as broker of the programming and commercial time available on WWHO-TV. In return, WCMH is allowed to recover its aggregate capital expenditure investment in the LMA from operating profits of WWHO-TV and will share any remaining net operating profits with that station's licensee. In connection with the LMA, the Company expects to incur additional capital expenditures during 1994 of approximately $750,000.

     Other investing activities totalling $188,000 include a deposit payment made in connection with the Company's agreement to purchase television station WYED-TV, Goldsboro, North Carolina. WYED-TV is an independent television station serving the Raleigh-Durham-Goldsboro market area. This acquisition is expected to close in August 1994 at a total purchase cost of approximately $5,400,000. The Company expects to incur additional capital expenditures during 1994 of approximately $900,000 for this station.

     The Company anticipates that it will finance the capital costs of the LMA and the WYED-TV acquisition from internally generated funds from operations along with amounts available under its revolving credit facility with a bank. In this connection, and for added flexibility, the Company may seek to increase the limit of its revolving credit facility from $5,000,000 to $10,000,000.

     In 1993, cash required by investing activities totalled $3,654,000. This included $3,397,000 in progress payments for construction of new corporate headquarters and WJAR broadcast studios.

     Cash used by financing activities in the first quarter of 1994 was $875,000 and represented payment of the required quarterly installment due on a term loan with the Company's senior bank lender.

     Because of cash used in the investing and financing activities described above, the Company's overall cash position decreased by $585,000 in the first quarter of 1994. This contributed to an increase of $1,184,000 in the excess of current liabilities over current assets during the period. Also contributing to the excess of current liabilities over current assets was an increase of $250,000 in current portion of long-term debt.

     The ratio of current assets to current liabilities was reduced from .9 to 1 at December 31, 1993 to .8 to 1 at March 31, 1994. The Company is benefitting, however, from improved operating results and a reduced annual requirement for interest expense. It is expected that continuation of this favorable trend, combined with amounts currently available under the revolving credit facility ($5,000,000), will provide adequate liquidity for the Company to meet its ongoing operating and capital expenditure needs.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- - --------------------------

     There are no pending legal proceedings or actions against the Company or its subsidiaries which would have a material effect on the business or financial condition of the Company except for the legal proceedings and contingent lease and film obligations as described in Note 3 to the consolidated condensed financial statements on page 7 of this report.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

     Date of Meeting: May 4, 1994
                      Annual Meeting of Outlet Communications,
                      Inc. ("OCI")
                      (OCI owns all of the issued and outstanding shares of capital stock of Outlet Broadcasting, Inc.)
     Election of Directors: All nominees for Directors, as stated in the proxy statement, were elected as follows:

                                           For            Withheld
                                        ---------        -----------
        James G. Babb                   5,759,335             23,887
        Letitia Baldrige                5,759,335             23,887
        Robert C. Butler                5,759,335             23,887
        Stephen J. Carlotti             3,674,335          2,108,887
        Frederick R. Griffiths          5,759,335             23,887
        Julius Koppelman                5,759,335             23,887
        Leonard Lieberman               5,759,335             23,887
        James K. Makrianes              5,759,335             23,887
        Victor H. Palmieri              5,759,335             23,887
        Frank E. Richardson             5,759,335             23,887
        Frank E. Walsh, Jr.             5,759,335             23,887
        Solomon M. Yas                  5,756,935             26,287

     Appointment of Independent Accountants: Votes representing 3,536,114 shares were cast for, 2,245,835 shares were cast against, and 1,273 shares abstained in the voting on the ratification of the selection of Ernst & Young as independent auditors of OCI and its subsidiaries for the year ending December 31, 1994.

Item 5.  Other Information
- - --------------------------

      On March 18, 1994 the Company entered into a Local Marketing Agreement ("LMA") with Fant Broadcasting of Ohio, Inc. ("Fant"), licensee of television station WWHO-TV (formerly WWAT-TV), Chillicothe, Ohio. Pursuant to the LMA, the Company's television station WCMH-TV will function as broker and provide news, sports, informational and entertainment programming and associated advertising, promotional and public service programming and announcements for transmission by WWHO-TV. The Company made an initial payment to Fant of $525,000 and has agreed to pay Fant a monthly fee equal to certain operating expenses, as defined in the LMA. The Company and Fant have agreed to share in net operating income generated by WWHO-TV after the Company has been reimbursed for its aggregate capital expenditures and debt service costs.

- - --------------------------------------

     The Company also made an option payment to Fant of $475,000 to allow the Company to acquire WWHO-TV from Fant for a purchase price of $6,500,000 at such time if, and when, permitted by regulatory policies. Of the total price, $3,000,000 will be in cash, subject to credit for the option payment, and the balance will be paid in 175,000 shares of OCI's common stock at a guaranteed price of at least $20 per share. If the market price of the Common Stock is less than $20 per share, the difference will be paid in cash. The term of the LMA will be for ten years with two additional renewal periods of five years each.

     On May 3, 1994 the Company entered into a purchase agreement with Group H Broadcasting Corp. to acquire WYED-TV, Goldsboro, North Carolina. WYED-TV is an independent television station that serves the Raleigh-Durham-Goldsboro, North Carolina market area. The purchase price of the television station, including real estate, will be approximately $5,400,000. The funds for the acquisition will be provided by internal operations and/or a revolving credit facility with a bank. The transaction is expected to close in August 1994.

Item 6.  Exhibit and Reports on Form 8-K

     (a)  Exhibits -- None

     (b)  Reports on Form 8-K -- None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OUTLET BROADCASTING, INC.
                                      (Registrant)



Date   May 13, 1994             /s/ James G. Babb
     ---------------------      ----------------------------
                                James G. Babb
                                Chairman of the Board,
                                President and
                                Chief Executive Officer


Date   May 13, 1994             /s/ Felix W. Oziemblewski
     ---------------------      -----------------------------
                                Felix W. Oziemblewski
                                Vice President-
                                Chief Financial Officer