Form 10-Q
period 1994-06-30
OUTLET BROADCASTING INC
filed 1994-08-15
CIK 804060

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          ______________________

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X     No
                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
Class of Common Stock                                   June 30, 1994
- - ---------------------                                  ---------------

Class A Common Stock, par value $.01 per share         1,000,000 shares

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES

                                   INDEX




Part I. Financial Information
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
          June 30, 1994 and December 31, 1993

        Condensed Consolidated Statements of Operations --
          Three Months and Six Months Ended
          June 30, 1994 and June 30, 1993

        Condensed Consolidated Statements of Cash Flows --
          Six Months Ended June 30, 1994 and
          June 30, 1993

        Notes to Condensed Consolidated Financial
          Statements

Item 2. Management's Discussion and Analysis


Part II. Other Information
Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                      PART I.  FINANCIAL INFORMATION
                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                               December 31,     June 30,
                                                   1993           1994
                                               ------------   ------------
                                                  (Note)      (Unaudited)
                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                $  1,756,000   $  2,859,000
     Trade accounts receivable, less allowance
      for doubtful accounts (December--$300,000;
      June--$347,000)                           10,840,000     11,964,000
     Film contract rights                        3,769,000      2,331,000
     Other current assets                          793,000        842,000
                                               ------------   ------------
       TOTAL CURRENT ASSETS                     17,158,000     17,996,000

OTHER ASSETS
     Film contract rights                        2,093,000      1,173,000
     Deferred financing costs and other          3,385,000      3,295,000
     Other investments                                            315,000
                                               ------------   ------------
                                                 5,478,000      4,783,000

PROPERTY AND EQUIPMENT                          43,797,000     45,138,000
Less accumulated depreciation                   25,674,000     27,056,000
                                               ------------   ------------
                                                18,123,000     18,082,000

INTANGIBLE ASSETS, less accumulated amortization
    (December--$17,544,000; June--$18,754,000)  76,852,000     76,697,000
                                               ------------   ------------

                                              $117,611,000   $117,558,000
                                               ============   ============

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                               December 31,     June 30,
                                                   1993           1994
                                               ------------   ------------
                                                  (Note)      (Unaudited)
    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Trade accounts payable                   $    153,000   $    438,000
     Accrued expenses                            8,894,000      8,839,000
     Film contracts payable                      4,187,000      3,415,000
     Federal and state income taxes              2,200,000      1,976,000
     Current portion of long-term debt           3,500,000      4,000,000
                                               ------------   ------------
       TOTAL CURRENT LIABILITIES                18,934,000     18,668,000

LONG-TERM DEBT
     Senior bank loan                           19,500,000     17,250,000
     10 7/8% Senior Subordinated Notes          60,000,000     60,000,000
                                               ------------   ------------
                                                79,500,000     77,250,000

OTHER LIABILITIES
     Film contracts payable                      2,754,000        916,000
     Unfunded pensions                           2,652,000      2,717,000
     Deferred income taxes                       4,554,000      6,383,000
     Other                                       3,432,000      3,432,000
                                               ------------   ------------
                                                13,392,000     13,448,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
     Common stock                                   10,000         10,000
     Contributed capital                        32,482,000     32,490,000
     Accumulated deficit                       (26,707,000)   (24,308,000)
                                               ------------   ------------
                                                 5,785,000      8,192,000
                                               ------------   ------------

                                              $117,611,000   $117,558,000
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

                                           OUTLET BROADCASTING, INC.  AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                      Three Months Ended               Six Months Ended
                                                    June 30,       June 30,         June 30,       June 30,
                                                      1993           1994             1993           1994
Net revenue                                      $ 12,830,000   $ 14,828,000     $ 22,857,000   $ 26,286,000

Expenses:
     Technical, programming and news                4,493,000      4,749,000        8,889,000      9,095,000
     Selling, general and administrative            2,331,000      2,784,000        4,563,000      5,059,000
     Corporate expenses                               541,000        576,000        1,039,000      1,071,000
     Depreciation                                     632,000        694,000        1,264,000      1,382,000
     Amortization of intangible assets                590,000        620,000        1,180,000      1,210,000
                                                  ------------   ------------     ------------   ------------
                                                    8,587,000      9,423,000       16,935,000     17,817,000
                                                  ------------   ------------     ------------   ------------
Operating income                                    4,243,000      5,405,000        5,922,000      8,469,000

Other income (expense):
     Interest expense:
       Loan and notes payable                      (1,384,000)    (2,101,000)      (2,782,000)    (4,199,000)
       Note payable to shareholder                 (1,865,000)                     (3,723,000)
                                                  ------------   ------------     ------------   ------------
                                                   (3,249,000)    (2,101,000)      (6,505,000)    (4,199,000)
     Interest income                                   70,000         19,000          159,000         29,000
     Other income                                      44,000         62,000          161,000        132,000
     Other expense                                   (148,000)      (105,000)        (254,000)      (203,000)
                                                  ------------   ------------     ------------   ------------
Income (loss) before income taxes and cumulative effect
     of change in accounting principle                960,000      3,280,000         (517,000)     4,228,000

Income taxes                                           88,000      1,438,000           88,000      1,829,000
                                                  ------------   ------------     ------------   ------------
Income (loss) before cumulative effect of change in
     accounting principle                             872,000      1,842,000         (605,000)     2,399,000

Cumulative effect of change in method of accounting
     for income taxes                                                               4,434,000
                                                  ------------   ------------     ------------   ------------
Net income                                       $    872,000   $  1,842,000     $  3,829,000   $  2,399,000
                                                  ============   ============     ============   ============

Income (loss) per share:
   Before cumulative effect of change in
     accounting principle                        $       0.87   $       1.84     $      (0.61)  $       2.40
   Cumulative effect of change in method of accounting
      for income taxes                                                                   4.44
                                                  ------------   ------------     ------------   ------------
     Net income per share                        $       0.87   $       1.84     $       3.83   $       2.40
                                                  ============   ============     ============   ============

Weighted average number of
     common shares outstanding                      1,000,000      1,000,000        1,000,000      1,000,000
                                                  ============   ============     ============   ============



See accompanying notes.

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                     Six Months Ended
                                               ---------------------------
                                                 June 30,       June 30,
                                                   1993           1994
                                               ------------   ------------


Cash from operations                          $  1,717,000   $  5,559,000


Investing activities:
   Capital expenditures-net of disposals        (5,407,000)    (1,341,000)
   Investment in local marketing agreements                    (1,058,000)
   Investment in station acquisition                             (315,000)
                                               ------------   ------------
                                                (5,407,000)    (2,714,000)

Financing activities:
   Payment of term loan                                        (1,750,000)
   Other                                                            8,000
                                               ------------   ------------
                                                               (1,742,000)

                                               ------------   ------------
Net (decrease) increase in cash and
   cash equivalents                           $ (3,690,000)  $  1,103,000
                                               ============   ============
















See accompanying notes.

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 1994


Note 1 - Basis of Presentation
- - -------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Note 2 - Income (Loss) Per Share
- - ---------------------------------

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Note 3 - Contingent Liabilities and Commitments
- - ------------------------------------------------

     The Company has commitments to acquire approximately $3,261,000 of film contract rights at June 30, 1994.

     At June 30, 1994, the Company remains contingently liable on approximately $14,288,000 of store leases associated with its retail division which was sold as of the fiscal year ended January 31, 1983. All of the leases have been assumed by others and management believes that future payments, if any, would not be material to the Company's financial statements.

     The Company also remains contingently liable on approximately $4,878,000 of building and tower leases related to radio and television stations sold in March 1990.

     The Company may be subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OUTLET BROADCASTING, INC. AND SUBSIDIARIES

     The Company's owned operations consist of two VHF television stations, WJAR, which serves the Providence, Rhode Island area and WCMH which serves the Columbus, Ohio area.

     As of the 1994 second quarter, the Company's operations also include an independent UHF television station, WWHO, Chillicothe, Ohio. Pursuant to a local marketing agreement entered into with the licensee of WWHO, the Company serves as a broker for the sale of that station's advertising time and provides it with certain programming and operating capabilities. In return, the Company retains a substantial percentage of WWHO's net operating income to the extent that it exceeds cumulative net operating losses.

Three Months Ended June 30, 1994 and June 30, 1993

     The following table sets forth a comparison of total Company operating results for the second quarters of 1993 and 1994.

                        Three Months Ended June 30
                            1993            1994           Increase(Decrease)
                               Percent           Percent     1994 vs. 1993
                               of Net            of Net             Percentage
Dollars in thousands    Amount Revenue    Amount Revenue    Amount    Change
- - ---------------------  ------- -------   ------- --------   ------- ----------
Net revenue            $12,830  100.0%   $14,828  100.0%    $1,998     15.6%
Expenses:
 Technical, programming
  and news               4,493   35.0      4,749   32.0       256       5.7
 Selling, general and
  administrative         2,331   18.2      2,784   18.7       453      19.4
 Corporate expenses        541    4.2        576    3.9        35       6.5
 Depreciation and
  amortization           1,222    9.5      1,314    8.9        92       7.5
Operating income       $ 4,243   33.1%   $ 5,405   36.5%   $1,162      27.4%

Net cash provided
 by operations (a)     $ 3,107   24.2%   $ 3,745   25.3%   $  638      20.5%
Operating cash
 flow (a)              $ 5,465   42.6%   $ 6,719   45.3%   $1,254      22.9%


(a) "Net cash provided by operations" includes all cash flow (including working capital changes) other than cash flows associated with investing or financing activities.
    "Operating cash flow" means operating income plus depreciation and amortization.

     Net revenue of $14,828,000 in the second quarter of 1994 increased by $1,998,000 or 15.6% compared with $12,830,000 in the second quarter of 1993. The increased revenue was primarily attributable to the combination of improved economic conditions, a robust television market and strong viewership of the Company's television stations. As a result, the Company was able to generate higher advertising rates compared to those of a year ago. The revenue increase provided by television station WWHO amounted to less than 2% of the prior year's revenue total.

     Revenues were up at both of the Company's owned television stations. In comparison with the second quarter of 1993, television stations WJAR and WCMH had revenue gains of 20.4% and 10.3%, respectively. Revenues from local and national advertising sources, at owned television stations, increased over the prior year by more than 18% and 10% respectively. However, total network compensation decreased by 5.3%. The Company's overall revenue improvement accounted for the second quarter's increase in operating income.

     Technical, programming and news expenses in the 1994 second quarter of $4,749,000 increased by $256,000 or 5.7% from $4,493,000 in the prior year.
The overall increase was caused by the inclusion of operating expenses for WWHO in the current quarter. Excluding the effect of WWHO, there was a 1% decrease in technical, programming and news expenses (at the owned stations). The decrease resulted from a 13.2% reduction in film syndication costs at WCMH offset, somewhat, by a 8.3% increase in news department expenses at WJAR. The latter station incurred additional news costs in May during a visit to the station by President Clinton. At that time, WJAR hosted and telecast a President Clinton town meeting. As a percent to revenue, technical, programming and news expenses decreased from 35% in the 1993 second quarter to 32% in the 1994 second quarter.

     Selling, general and administrative expenses of $2,784,000 in the second quarter of 1994 increased by $453,000 or 19.4% versus $2,331,000 in the prior year period. Of the total increase, WWHO provided $207,000. The balance of the increase included higher sales commissions payable because of increased revenue, increased legal fees related to labor negotiations (WJAR) and litigation (WCMH), increased promotional expenses (WJAR) and added costs for employee benefits. As a percentage of revenue, selling, general and administrative expenses increased to 18.7% in the 1994 second quarter from 18.2% a year ago. However, without the effect of WWHO, selling, general and administrative expenses were at 17.6% of revenue. Corporate expenses increased in the current quarter due to added costs for payroll and professional services.

     Depreciation expense increased in the current quarter because of an increased investment in property and equipment attributable to the Company's April 1993 relocation of WJAR studios and corporate headquarters into a new facility. Amortization of intangibles increased in 1994 due to the Company's second quarter investment in television station WWHO.

     Total expenses of $9,423,000 in the second quarter of 1994 increased by $836,000 or 9.7% from $8,587,000 in the prior year period. As a percent to revenue, total quarterly expenses in 1994 were 63.5%. This was down 3.4% from the prior year's second quarter, wherein total expenses were at 66.9% of revenue.

     Operating income of $5,405,000 in the 1994 second quarter increased by $1,162,000 or 27.4% compared to $4,243,000 in the prior year. Operating income also increased as a percent to revenue, from 33.1% in the second quarter of 1993 to 36.5% in the second quarter of 1994. The improvement in operating income was the result of a 15.6% increase in revenue which more than offset a 9.7% increase in total expenses.

     The increased operating income also contributed to the Company's improvement of $638,000 or 20.5% in net cash provided by operations. Similarly, operating cash flow of $6,719,000 increased by $1,254,000 or 22.9% from last year's $5,465,000 and represented 45.3% of revenue compared to 42.6% of revenue in the prior year.

     In the second quarter of 1994, total interest expense of $2,101,000 decreased by $1,148,000 or 35.3% compared to $3,249,000 a year ago. The decrease resulted from a debt refinancing undertaken in 1993 which served to reduce the Company's outstanding debt as well as lower the rate of interest on borrowed funds. As a result of the refinancing, the note payable to shareholder was repaid in full. Interest income declined because of lower cash balances maintained during 1994.

     In the second quarter of 1994, the ratio of operating cash flow - $6,719,000, to interest expense - $2,101,000, improved to 3.2 to 1. In the second quarter of 1993, this ratio was 1.7 to 1.

     The Company's 1994 second quarter income before income taxes amounted to $3,280,000. This was an improvement of $2,320,000 compared to pretax income in the prior year period of $960,000. After a 1994 second quarter provision for income taxes of $1,438,000, which increased deferred income taxes payable, net income was $1,842,000 or $1.84 per share. This was more than double the prior year's net income of $872,000 or $.87 per share.

     Net cash provided by operations in the second quarter of 1994 totalled $3,745,000. This was an increase of $638,000 compared to net cash provided by operations of $3,107,000 in the second quarter of 1993. The improvement primarily represents the beneficial effect of the Company's increased operating income reduced by $384,000 in cash payments for second quarter interest installments. There were no cash payments for interest in the prior year's second quarter. As a result of the 1993 debt refinancing, there was a reduced liability for accrued interest payable as of June 30, 1994.

     The 1994 second quarter saw the Company increase its cash investment in film contract rights by $1,247,000. This was primarily attributable to the payment of film contract obligations during the period. After amortization of film contract rights in the amount of $1,006,000, the increased net investment during the quarter was $241,000.

     Because of the Company's increased volume of business activity, outstanding trade accounts receivable continued to trend generally higher in the second quarter of 1994 compared with the same period a year ago.

Six Months Ended June 30, 1994 and June 30, 1993

     The following table sets forth a comparison of total Company operating results for the second quarters of 1993 and 1994.

                           Six Months Ended June 30
                             1993            1994          Increase(Decrease)
                               Percent          Percent        1994 vs. 1993
                               of Net           of Net             Percentage
Dollars in thousands   Amount  Revenue  Amount  Revenue    Amount    Change
- - --------------------  -------  ------- -------  -------    ------  ----------
Net revenue           $22,857  100.0%  $26,286  100.0%     $3,429     15.0%
Expenses:
 Technical, programming
  and news              8,889   38.9     9,095   34.6         206      2.3
 Selling, general and
  administrative        4,563   20.0     5,059   19.2         496     10.9
 Corporate expenses     1,039    4.5     1,071    4.1          32      3.1
 Depreciation and
  amortization          2,444   10.7     2,592    9.9         148      6.1
Operating income      $ 5,922   25.9%  $ 8,469   32.2%     $2,547     43.0

Net cash provided
 by operations (a)    $ 1,717    7.5%  $ 5,559   21.1%     $3,842    223.8%
Operating cash
 flow (a)             $ 8,366   36.6%  $11,061   42.1%     $2,695     32.2%


(a) "Net cash provided by operations" includes all cash flow (including working capital changes) other than cash flows associated with investing or financing activities.
    "Operating cash flow" means operating income plus depreciation and amortization.

     For the first half of 1994, net revenue totalled $26,286,000. This was an increase of $3,429,000 or 15% versus $22,857,000 in the prior year period. Improved economic conditions and strong viewer ratings continued to contribute to the increased revenue performance. Both of the Company's television stations maintained higher unit advertising rates in the first six months of 1994 compared to 1993. The higher rates accounted for most of the increased revenue.

     Television stations WJAR and WCMH had year-to-date revenue gains of 19.2% and 11.1% respectively. Revenues from local and national advertising sources, at owned television stations, increased over the prior year by 16.2% and 12.8%, respectively. Network compensation decreased by slightly more than 1%. The revenue increase provided by television station WWHO amounted to less than 1% of the prior year's revenue total.

     Technical, programming and news expenses increased by $206,000 or 2.3% in the first six months of 1994 compared with the same period a year ago. The increase resulted from the inclusion of WWHO's expenses in the current year. Without the effect of WWHO, there was a 1% decrease in technical, programming and news expenses at the owned stations. The net decrease primarily reflected a reduction in film syndication costs at WCMH.

     In the first six months of 1994, selling, general and administrative expenses increased by $496,000 or 10.9%. Of the total increase, $207,000 resulted from WWHO. The remainder of the increase primarily reflected higher sales commissions because of greater revenues, increased legal fees due to labor negotiations (WJAR) and litigation (WCMH) along with increased promotional expenses (WJAR).

     Depreciation expense increased in the first six months of 1994 because of increased property additions during 1993 that became subject to a full year of depreciation in 1994. Amortization expense increased because of a current year investment in television station WWHO.

     Total expenses of $17,817,000 in the first half of 1994 increased by $882,000 or 5.2% compared to $16,935,000 in the same prior year period. However, as a percent to revenue, total expenses for the 1994 year-to-date were reduced to 67.8% from 74.1% in the first half of 1993.

     The Company's operating income for the first half of 1994 of $8,469,000 increased by $2,547,000 or 43% when compared with operating income of $5,922,000 in the first half of 1993. The improvement in operating income resulted from the combined effect of a 15% increase in revenues reduced by a 5.2% increase in total expenses.

     In comparison with the prior year, the current year's interest expense decreased by $2,306,000 due to the effect of a debt refinancing that occurred in 1993. Because of reduced cash balances and lower market interest rates, interest income in 1994 declined from that of the prior year.

     In the first half of 1994, the ratio of operating cash flow - $11,061,000, to interest expense - $4,199,000, was 2.6 to 1. In the first half of 1993, this ratio was 1.3 to 1.

     The Company's 1994 first half income before income taxes amounted to $4,228,000. This was an improvement of $4,745,000 compared to a loss in the prior year period of $517,000. After a 1994 first half provision for income taxes of $1,829,000, which increased deferred income taxes payable, net income was $2,399,000 or $2.40 per share. This compares with a 1993 loss, before cumulative effect of change in accounting principle, of $605,000 or $(.61) per share.

     Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes", which requires a change to the liability method of accounting for deferred income taxes. Adoption of Statement 109 resulted in a cumulative effect of change in accounting principle, in the amount of $4,434,000 or $4.44 per share, representing the recognition of previously unrecognized tax benefits. After giving effect to the change in accounting principle, the 1993 first half net income amounted to $3,829,000 or $3.83 per share.

     Net cash provided by operations in the first six months of 1994 totalled $5,559,000. This was an improvement of $3,842,000 or 223.8% compared to net cash provided by operations of $1,717,000 in the first six months of 1993.
The improvement primarily represents the beneficial effect of the Company's increased operating income and decreased interest expense. As a result of the 1993 debt refinancing, cash paid for 1994 first half interest installments was reduced to $4,041,000 from $6,050,000 in the prior year period.

     During the first six months of 1994, the Company increased its cash investment in film contract rights by $2,688,000, primarily by making payment of film contract obligations. After giving effect to the period's amortization of film contract rights in the amount of $2,436,000, the increased net investment in film contract rights was $252,000. This compares with a cash investment in film contract rights of $2,654,000 during the first half of 1993 and a net increased investment in film contract rights of $115,000 for that period.

     The Company's increased volume of business activity resulted in a higher level of outstanding trade accounts receivable which, in the first half of 1994, increased by $1,124,000. In the first six months of the prior year, there was an increase in trade accounts receivable of $809,000. The Company increased its outstanding trade accounts payable by $285,000 in the first six months of 1994 versus an increase of $133,000 in the first six months of 1993.

     Cash required by investing activities totalled $2,714,000 in the first six months of 1994. This included capital expenditures of $1,341,000 and an investment of $1,055,000 pursuant to a local marketing agreement entered into with the licensee of television station WWHO. Under the agreement, television station WCMH will function as broker of the programming and commercial time available on WWHO. In return, WCMH is allowed to recover its aggregate capital expenditure investment in WWHO from operating profits of WWHO and will share any remaining net operating profits with that station's licensee. During 1994, the Company expects to incur capital expenditures totalling approximately $750,000 in connection with WWHO, of which $708,000 has been spent thru June.

     Investing activities also include a deposit payment of $315,000 made in connection with the Company's agreement to purchase television station WYED, Goldsboro, North Carolina. WYED is an independent television station serving the Raleigh-Durham-Goldsboro market area. This acquisition closed in August 1994 at a total purchase cost of $5,372,500. Funds for the purchase were available to the Company from internal operations. The Company expects to incur additional capital expenditures during 1994 of approximately $900,000 for this station.

     The Company anticipates that it will finance the capital expenditure requirements for WWHO and WYED from internally generated funds from operations along with amounts available under its revolving credit facility with a bank. In this connection, and for added flexibility, the Company may seek to increase the limit of its revolving credit facility from $5,000,000 to $10,000,000.

     In 1993, cash required by investing activities totalled $5,407,000. This included $4,668,000 for construction of new corporate headquarters and WJAR broadcast studios.

     Cash used by financing activities in the first half of 1994 amounted to $1,742,000. This included payment of required quarterly installments totalling $1,750,000 due on a term loan with the Company's senior bank lender.

     In the first six months of 1994, the Company was able to fund cash used by both investing and financing activities from cash provided by operations. Because of the significant improvement in cash provided by operations, the Company was yet further able to increase its cash on hand by $1,103,000.

     As a result of the improved operations, the Company reduced its excess of current liabilities over current assets during the period by $1,104,000. This occurred notwithstanding that there was an increase of $500,000 in current portion of long-term debt.

     The ratio of current assets to current liabilities improved from .9 to 1 at December 31, 1993 to .96 to 1 at June 30, 1994. The Company is benefitting from improved operating results and a reduced annual requirement for interest expense. It is expected that continuation of this favorable trend, combined with amounts currently available under the revolving credit facility ($5,000,000), will provide adequate liquidity for the Company to meet its ongoing operating and capital expenditure needs.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- - ---------------------------

     There are no pending legal proceedings or actions against the Company or its subsidiaries which would have a material effect on the business or financial condition of the Company except for the legal proceedings and contingent lease and film obligations as described in Note 3 to the consolidated condensed financial statements on page 7 of this report.

Item 5.  Other Information
- - ---------------------------

     On August 10, 1994 the Company purchased the assets and broadcast license of television station WYED from Group H Broadcasting Corp. and George
G. Beasley for an aggregate price of $5,372,500. WYED is an independent UHF television station licensed to Goldsboro, North Carolina and broadcasts in the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area. Funds for the acquisition were provided by internal operations.

     On July 28, 1994 the Company and NBC reached an understanding as to the amounts to be provided by NBC to the Company for network compensation and promotion grants, effective September 1, 1994, for a period of six years. The terms of the understanding are to be embodied in a formalized network affiliation agreement to become effective as of the September 1, 1994 date.

Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------
   (a)  Exhibits

        10. Asset Purchase Agreement between Group H Broadcasting Corp. and Outlet Broadcasting, Inc. dated May 2, 1994

   (b)  Reports on Form 8-K -- None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OUTLET BROADCASTING, INC.
                                         (Registrant)



Date   August 12, 1994            /s/ James G. Babb
                                  James G. Babb
                                  Chairman of the Board,
                                  President and
                                  Chief Executive Officer


Date   August 12, 1994            /s/ Felix W. Oziemblewski
                                  Felix W. Oziemblewski
                                  Vice President-
                                  Chief Financial Officer