Form 10-K405
OUTLET BROADCASTING INC
filed 1995-03-30
CIK 804060

                                   Form 10-K

                       Securities and Exchange Commission
                            Washington, D.C.  20549

   (Mark One)
   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

   ( )  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 1994 Commission File number: 33-9443

                          OUTLET BROADCASTING, INC.
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Rhode Island                                 05-0194550
   --------------------------------                 ------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                               23 Kenney Drive
                         Cranston, Rhode Island 02920
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (401) 455-9200
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                            ------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   The aggregate market value of the voting stock held by non-affiliates of the registrant was none.

          Documents Incorporated by Reference:  None

   The number of shares of the registrant's Class A Common Stock, par value $.01 per share, outstanding as of March 24, 1995, was 1,000,000.

   The Exhibit Index for this document appears on page  74  hereof.
                                                       ----

                               Page 1 of  191  Pages
                                         -----

                                    PART I
                                    ------

    Item 1.  Business.
             ---------

    Introduction

      Outlet Broadcasting, Inc., a Rhode Island corporation ("Outlet Broadcasting"), is a wholly-owned subsidiary of Outlet Communications, Inc., a Delaware corporation ("Outlet Communications"). The operations of Outlet Broadcasting, a television broadcasting company, consist of three owned television stations along with one television station operated under a local marketing agreement. The owned stations include two NBC network-affiliated VHF television stations and one independent UHF television station.

      The two VHF television stations are WJAR(TV), based in Cranston, Rhode Island, which serves the Providence-New Bedford market area and WCMH(TV), which is located in Columbus, Ohio and serves that market. The UHF television station is WNCN(TV) (formerly WYED-TV) which is located in Clayton, North Carolina and broadcasts in the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area. Outlet Broadcasting acquired WNCN(TV) on August 10, 1994. As of January 11, 1995 WNCN(TV) began broadcasting programming provided by The WB Television Network.

      Since April 18, 1994, Outlet Broadcasting has also operated independent UHF television station WWHO(TV), Chillicothe, Ohio, under a local marketing agreement with that station's licensee. Outlet Broadcasting serves as a broker for the sale of that station's advertising time and provides it with certain programming and operating capabilities. In return, Outlet Broadcasting retains a substantial percentage of WWHO(TV)'s net operating income to the extent that it exceeds cumulative net operating losses. This station, as of January 11, 1995, became an affiliate of The WB Television Network.

      Outlet Broadcasting also offers production services to advertisers and others on an occasional basis. This activity does not generate significant revenues.

    Television

      Outlet Broadcasting's television broadcasting revenues are derived from regional and national spot advertising, from local advertising, and from network compensation.

      Advertising rates charged by a television station are based primarily upon the population and number of television sets in the area served by the station, as well as the station's ability to attract audiences as reflected in surveys made by the A.C. Nielsen Company ("Nielsen") of the number of sets tuned to the station at various times. Nielsen measures ratings within specific geographic markets by dividing the nation into Designated Market Areas ("DMA").

      Advertising rates are highest during the most desirable viewing hours, with corresponding reductions during other hours. The rates for national spot and local advertising are determined by each station. Katz Communications, Inc. is Outlet Broadcasting's national sales representative firm. Local advertising time is sold by each station's own sales force.

      Effective September 1, 1994, Outlet Broadcasting and NBC reached an understanding whereby Outlet Broadcasting's VHF television stations will retain their NBC network affiliations for a period of six years. The affiliations give Outlet Broadcasting's VHF television stations the right to rebroadcast all programs transmitted by the NBC network. For each hour of programming that is rebroadcast by the affiliate, the network pays the affiliate a fee, which varies in amount depending on the time of day during which the program is broadcast. Although the hourly rates of network compensation are fixed, the total amount of network compensation received by each affiliated station is subject to the number of network program hours rebroadcast by that station.

      Network programs are produced either by the networks themselves or by independent production companies and are primarily transmitted via satellite by the network to its affiliated stations for rebroadcast. Each of Outlet Broadcasting's television stations also acquires programs from non-network sources and produces its own programs for broadcast.

      Approximately 62% of the television programming aired on Outlet Broadcasting's Cranston station is provided by NBC and approximately 25% is provided or licensed by independent third parties. Outlet Broadcasting's Columbus station receives 52% of its programming from NBC and 34% is provided or licensed by independent third parties. The remaining portion of Outlet Broadcasting's VHF television station programming consists principally of local programs, such as news, public affairs and children's programs, produced by the individual television stations.

      Another factor affecting television revenues is the increase in straight barter and cash-plus-barter arrangements. Under such arrangements national program distributors retain up to 50% of advertising time available, which would otherwise be available for sale by the stations to national advertisers. While these arrangements reduce the cost of new programming because the value of the advertising time withheld is credited against its cost, they also result in decreased revenues to stations and introduce new competitors to the advertising market.

      The principal portion of Outlet Broadcasting's UHF television station programming consists of syndicated shows, children's programs, movies and, at WWHO(TV), news. Outlet Broadcasting has also entered into an agreement with The WB Television Network ("WB") for WB to provide network programming to WWHO(TV). Commencing in January 1995, WB will provide one night of prime time programming for two hours. A second night of prime-time programming is scheduled to commence during the third quarter of 1995 along with selected children's programming. Additional programming will thereafter be provided in accordance with a schedule of roll-out dates to the extent that WB makes available such programming for rebroadcast. The initial period of the WB agreement is for three years and may be extended for additional successive periods of two years each if agreed upon by the parties.

      WNCN(TV) is currently broadcasting WB programming on a temporary basis. As of October 1, 1995, WNCN(TV) is scheduled to become an NBC network affiliate.

      In order to compensate WB for its programming, Outlet Broadcasting will pay WB an annual payment based on Outlet Broadcasting's WB affiliated station television market ratings for prime time broadcast periods of WB programming. The payments are based on the value and/or profitability added to each station as a result of its affiliation with WB and to pay to WB 25% of such added value and/or profitability.

      The following is a description of each of the television stations operated by Outlet Broadcasting.

    WJAR(TV)

      WJAR(TV) is a VHF station affiliated with the NBC network. It is located in Cranston, Rhode Island but serves the capital city of Providence, Rhode Island and broadcasts over Channel 10 in the Providence-New Bedford television market. This market is ranked 46th in the nation in terms of number of television households in its DMA.

    WCMH(TV)

      WCMH(TV) broadcasts over Channel 4 in Columbus, the capital city of Ohio, and is a VHF station affiliated with NBC. The Columbus television market is ranked 34th in the country in its DMA.

    WNCN(TV)

      WNCN(TV) is an independent UHF television station, located in Clayton, North Carolina, that serves the capital city of Raleigh, North Carolina. It broadcasts over Channel 17 in the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount) North Carolina television market, which is ranked 32nd in the nation in terms of number of television households in its DMA. Since January 11, 1995, the station has broadcast programming provided by WB.

    WWHO(TV)

      WWHO(TV) is an independent UHF television station that became affiliated with The WB Television Network as of January 11, 1995. It is located in Chillicothe, Ohio but serves the capital city of Columbus, Ohio and broadcasts over Channel 53 in the Columbus-Chillicothe television market area.

    Competition

      Outlet Broadcasting's television stations compete for revenues with other broadcasting stations in their respective markets, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, and direct mail.

      Competition in the broadcasting industry occurs primarily in individual markets. Generally, except as set forth below, a television broadcasting station in one market does not compete with stations in other market areas. Outlet Broadcasting television stations are located in highly competitive markets.

      Factors that are material to competitive positions include authorized power, assigned frequency, management experience, network affiliation, audience characteristics and local program acceptance, as well as strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise of popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"). Any of such developments could possibly have a material effect on Outlet Broadcasting's operations and profits.

      Under present FCC regulations, no additional conventional, full power, VHF or UHF commercial television stations may be constructed or operated in any of the markets where Outlet Broadcasting's television stations are located except there is a construction permit for WFDG-TV, Channel 28, New Bedford, Massachusetts in the Providence market.

      There are sources of video programming other than conventional television stations, the most common being cable television ("CATV"). These other sources have increased the competition for broadcasting stations by bringing into their markets distant broadcasting signals not otherwise available to the stations' audience and also serving as a distribution system for programs originating on the cable system. Programming is now being distributed to CATVs by both terrestrial microwave systems and by satellite. The FCC has also authorized intermediate carriers to pick up the signals of so-called "superstations" and to deliver them to CATV systems via satellite, including CATV systems in each of Outlet Broadcasting's television markets.

      The Signal Carriage Provisions of the Cable Television Consumer Protection and Competition Act of 1992 require CATV system operators, under most conditions, to transmit the broadcast signal of local commercial television stations. In certain circumstances, the CATV operator is prohibited from carrying broadcast stations without obtaining the stations' consent. Once every three years a television broadcaster must choose whether to proceed under its must carry, but uncompensated, alternative or instead negotiate a grant of retransmission consent permitting the CATV operator to carry the station's signal in exchange for consideration from the CATV operator. Because Outlet Broadcasting's television stations enjoy significant viewership, the stations are carried by most of the cable television systems serving their market area. In this regard, the VHF stations have, primarily, granted retransmission consent to their cable operators and in return have obtained, in certain instances, the right to produce news programs which will be carried by available channels on such cable systems. The UHF stations have generally proceeded with cable system operators under the must carry alternative.

      Other sources of competition include subscription television ("STV"), pay cable, multi-point distribution systems and multichannel multi-point distribution systems, satellite-fed master antenna systems and home entertainment systems (including television game devices, video cassette recorder and playback systems, and video discs). Outlet Broadcasting's television stations also face competition from Direct Broadcast Satellites ("DBS"), which transmit programming directly to homes equipped with special receiving antennas or to CATV systems for transmission to their subscribers. See "Business--Federal Regulation of Broadcasting" for possible additional competitive impact from proposed technological changes.

    Strategy

      Despite the changing dynamics of the television industry, management believes that there will continue to be opportunities to generate significant revenues from mass marketed programming and associated advertising. Management believes that an increasing number of national "niche" cable channels will continue to fractionalize video viewing, including the cable networks themselves, and that these channels may find it difficult to attract enough viewers to generate significant advertiser support or obtain satisfactory programming on a cost-effective basis. However, management believes that Outlet Broadcasting's blend of strong local news programming, combined with national network programming and selective use of syndicated programming at its VHF television stations, will continue to attract large viewing audiences and advertiser support. Additionally, management believes that the syndicated programs, movies and children's programs offered by Outlet Broadcasting's UHF television stations provide an attractive alternative to the more traditional news and network-provided programming.

      Successful programming of broadcast television requires constant refinement, on the basis of cost effectiveness, of the match between available programming and the changing tastes of the local viewing audience. In conjunction with its strategy to reduce overall costs and increase profitability, Outlet Broadcasting has directed the programming focus at its VHF television stations towards building on local news leadership and selectively reducing purchases of syndicated programs. At its UHF stations, however, Outlet Broadcasting has engaged in network affiliations, as available, while simultaneously developing local news programming and improving its offerings of syndicated and children's programs. Outlet Broadcasting intends to continuously refine its programming mix in order to attract and hold the audiences desired by advertisers and to increase profitability. Outlet Broadcasting also believes that its improving financial condition will enable it to consider the acquisition of desirable broadcast or related properties, should such properties become available. Outlet Broadcasting's strategy has the following elements:



              Build on Local News Leadership. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods following the news. In addition, strong local news product helps differentiate local broadcast stations from cable system competitors, which generally do not provide this service. The cost of producing local news programming is generally lower than other sources of non-network programming, and the amount of local news programming can be increased for very modest incremental increases in cost.
              Moreover, such programming can be increased or decreased on very short notice, providing Outlet Broadcasting with greater programming flexibility. Outlet Broadcasting has focused on maintaining and building each VHF station's local news franchise as the foundation of its strategy to maintain and build audience loyalty and increase revenues and profitability. According to the November 1994 Nielsen report, WJAR(TV) remained as the leading news station in its market while WCMH (TV)'s weekday news programs generally captured the second largest share of the Columbus audience in their time periods. WWHO(TV) has instituted a one-hour 10:00 p.m. news program and WNCN(TV) is in process of installing a news department to prepare to provide local news programming during the latter half of 1995.

              Optimize Selection of Syndicated Programming. At its VHF television stations, Outlet Broadcasting has operated to reduce its dependence on, and financial commitment to, syndicated programming. Within this framework, Outlet Broadcasting has balanced the cost of available syndicated programs with their potential to increase advertising revenue, while giving due consideration to the risk of reduced popularity during the term of the program contract. Outlet Broadcasting is now selectively buying only those programs which are available on a cost-effective basis and for contractual periods which permit financial and programming flexibility. Selected programs must also complement a station's overall and/or competitive programming strategies.

              Outlet Broadcasting's UHF television stations are more dependent on syndicated programs for their overall programming needs. At these stations, Outlet Broadcasting has sought to upgrade the quality of their syndicated programs, on a cost-effective basis, in order to provide a more attractive product to their viewers.

              Strengthen Advertiser Relationships. Advertising by political candidates injects significant revenues in relatively short time periods, but disrupts traditional commercial advertising. In conjunction with a policy decision not to accept advertising by political candidates during local news programs, Outlet Broadcasting effectively limited the amount of such advertising its stations will carry, thereby minimizing the disruption to commercial advertisers. Outlet Broadcasting also improved its audience research capability and enlarged the production facilities available to its advertisers. In addition, Outlet Broadcasting expanded its sales staff devoted to supporting its advertising customers. Management believes that these actions will strengthen Outlet Broadcasting's relations with these customers.

              Control Costs. Management believes that controlling costs is essential to achieving and maintaining the profitability of its broadcast television stations. Therefore, Outlet Broadcasting implemented a program to control costs which, beginning in 1992, led to substantially improved operating results. The cost control measures included reducing financial commitments to costly, long-term syndicated program contracts, increasing the amount of local news programming, reducing staff and corporate overhead and relocating WJAR(TV) and corporate headquarters to a more efficient facility. Through its ongoing strategic planning and annual budget processes, Outlet Broadcasting intends to continue to identify and implement cost saving opportunities.

    Seasonality

      Outlet Broadcasting's operating revenues are generally highest in the second and fourth quarters of each year, due in part to increases in beverage advertising in the spring and retail advertising in the period leading up to and including the holiday season. Revenues may also be affected by special events carried by NBC, such as the Olympic Games or the Super Bowl. In addition, advertising revenues are generally higher during political election years due to campaign spending by political candidates.

    Other Activities

      In addition to its broadcasting properties, Outlet Broadcasting has interests in certain television production activities. These activities now only include the offering by each of Outlet Broadcasting's television stations of production services to advertisers and others. It is not anticipated that any of such activities will generate significant revenues.

    Exploration of Strategic Alternatives

      On March 21, 1995, Outlet Communications announced that the Board of Directors had retained a financial advisor to help Outlet Communications explore strategic alternatives to enhance shareholder value, including a possible business combination, the sale of all or a portion of Outlet Communications, potential acquisitions or any other similar transactions. Outlet Communications said that there can be no assurance that any transaction will result from the exploration process.

    Federal Regulation of Broadcasting

      Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits television broadcasting except in accordance with a license issued by the FCC. The Communications Act also empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, to determine the location of stations, to regulate the equipment used by stations, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act, and to impose penalties for violation of such regulations. The assignment of a broadcast license or the transfer of control of a corporation holding a license cannot be effected without the prior approval of the FCC.

      Television licenses are issued for terms of five years. Licenses are renewable for additional terms upon application to the FCC, which will approve the renewal without a hearing if there are no conflicting applications or petitions to deny by third parties conflicting with the renewal applications (either of which could require a hearing), or adverse findings as to the licensee's qualifications. In recent years, there have been a number of challenges and competing applications to broadcast license renewal applications although, in the vast majority of cases, television licenses are renewed by the FCC.

     Outlet Broadcasting's station licenses have the following expiration dates, until renewed:

              WJAR(TV) . . . . . . . . . . . . . April 1, 1999
              WCMH(TV) . . . . . . . . . . . . . October 1, 1997
              WNCN(TV) . . . . . . . . . . . . . February 1, 1997
              WWHO(TV) . . . . . . . . . . . . . October 1, 1997

      The FCC rules permit cognizable ownership by one entity of up to twelve television stations, up to eighteen FM radio stations and up to eighteen AM radio stations. With respect to television stations, however, the FCC adopted an additional ownership limit based on audience reach. Under the audience-reach limitation, an entity may acquire cognizable ownership interests in up to twelve television stations only if the aggregate number of television households reached by the television stations does not exceed 25% of the national television household audience as determined by market ratings. The percentage of the national television household audience reached by the television stations owned by Outlet Broadcasting is significantly below these limitations.

      The FCC rules also generally prohibit the common ownership of a television station and either an AM or an FM radio station with overlapping areas of local service, although an AM-FM station combination by itself is permitted. Ownership of a newspaper, CATV system, and a television station in the same market is also prohibited. These rules apply only to those who seek new authorizations or FCC approval of transfers of existing combinations.

      The FCC requires the attribution of the licenses held by a broadcasting company to its officers, directors, and certain holders of its voting securities, so that there would be a violation of FCC regulations where an officer, director, or stockholder and a broadcasting company together hold more than the permitted number of stations or own stations that serve the same area.

      The foregoing is only a brief summary of certain provisions of the Communications Act and the regulations of the FCC. Reference is made to the Communications Act, FCC regulations and the public notices promulgated by the FCC for further information. Outlet Broadcasting is unable to predict what impact, if any, changes in these laws would have.

    Music Licensing

      In 1983, the U.S. District Court for the Southern District of New York upheld a challenge by members of the television industry to the legality, under the antitrust laws, of the so-called "blanket" music-licensing system routinely used by the ASCAP and BMI music-licensing organizations in authorizing broadcasters to use copyrighted musical works in syndicated television programming. The District Court established an interim blanket license rate frozen at the level in effect in 1980. This interim rate was set to permit the licensing organizations to collect some revenue pending final court determination of the case, with the understanding that television stations would be liable for any retroactive rate increases set by the court. However, the judgment of the District Court was reversed by the U.S. Court of Appeals for the Second Circuit. Subsequently, the U.S. Supreme Court refused to hear an appeal of the case, thereby affirming the Second Circuit's determination that blanket music licensing is permissible. A final determination of retroactive adjustments in music-licensing rates for the interim time period remained pending.

      On February 26, 1993, the District Court ruled that broadcasters may pay music license fees on either a per program basis or a blanket license based on a flat fee (ASCAP had sought a blanket license based on a percentage of each station's revenue). In addition, the District Court established a formula for determining industry-wide license payments for the retroactive period to 1983. The District Court also instructed the parties to develop a formula to govern the allocation of annual blanket license fees among television stations.

      In September 1993 the members of the television industry and ASCAP reached final agreement on television music performance rights fees payable by television stations through 1994. The agreement provides for continuation of the interim blanket and per program licenses and payments through the end of 1994. The parties also agreed that ASCAP receive an additional industry-wide payment of $4 million for 1993 and an additional $10.65 million to be paid in 1994. (The 1993 and 1994 add-on payments allocated to WJAR(TV) and WCMH(TV) amounted to approximately $60,000 in the aggregate).

      ASCAP has appealed the rate court decision establishing  blanket and per
    program license fees effective January 1, 1995.   Pending resolution of the
    appeal, ASCAP and a committee representing the television industry have agreed that television stations will continue to pay ASCAP for the period January 1, 1995 through June 30, 1995 on the same basis as the stations were currently reporting and paying. The parties have also agreed that ASCAP receive an additional industry-wide payment for the six month period of $3.064 million. This amount will be allocated to individual stations by formula. It is expected that the allocation to Outlet Broadcasting's television stations will be relatively minor.

      In March 1994 a committee representing members of the television industry announced that a final agreement had been reached with BMI, whose music licensing fees are generally tied to ASCAP fees. The agreement provided for continuation of the interim blanket and per program licenses and payments to BMI through the end of 1994. The agreement also called for an additional, industry-wide payment of $14 million to be made during the balance of 1994 ($6.125 payable by May 20, 1994 and the remaining $7.875 payable at $1.125 million each month June through

    December, 1994). The add-on payments were allocated to each television station in accordance with the formula developed for the previous ASCAP settlement allocation.

      BMI currently receives approximately 70% of what ASCAP receives. However, BMI is continuing to advocate that it should be paid on parity with ASCAP. As a result, BMI and the committee representing the television industry are continuing to negotiate fee determinations. The final fee determinations, as noted above, could have an effect on Outlet Broadcasting's continuing costs of music licensing for its television properties.

    Employee Relations

      Outlet Communications and Outlet Broadcasting have approximately 325 full-time employees. Approximately 172 of such employees are represented by labor unions under collective bargaining agreements. These agreements expire on various dates through February 1997. Outlet Broadcasting contributes to and maintains employee benefit and retirement plans for its employees.


    Item 2.  Properties
             ----------

      Outlet Broadcasting's and Outlet Communications' corporate headquarters as well as the studio facility for WJAR(TV) are located at 23 Kenney Drive, Cranston, Rhode Island 02920.

      The following table sets forth certain information concerning Outlet Broadcasting's principal facilities.


                                      Owned or         Approximate Square
    Location:                          Leased               Footage
    --------------------------------  ---------        ------------------
    Corporate Headquarters/
    WJAR(TV) Studio Facilities
    Cranston, Rhode Island              Owned               42,000

    WCMH(TV) Studio Facilities
    Columbus, Ohio                      Owned               54,000

    WNCN(TV) Studio Facilities
    Clayton, North Carolina             Owned                6,281

    WWHO(TV) Studio Facilities
    Chillicothe, Ohio                    (A)                 1,162

    (A) Leased by licensee


    The tower site for WJAR-TV is owned. The tower sites for WCMH-TV and WNCN(TV) are leased. The tower site for WWHO(TV) is leased by that station's licensee.

    Item 3.  Legal Proceedings.
             ------------------

         Outlet Broadcasting is not a party, and none of its assets is subject, to any pending legal proceedings, other than ordinary routine litigation incidental to Outlet Broadcasting's businesses and against which it is adequately insured, or which are not material.

    Item 4.  Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------

         None.

                                    PART II
                                    -------

    Item 5.  Market for Registrant's Common Equity and Related
             -------------------------------------------------
             Stockholder Matters.
             --------------------

        Outlet Broadcasting's authorized capital stock consists of 3,000,000 shares of Class A Common Stock, par value $.01 per share, 1,000,000 shares of non-voting Class B Stock, par value $.01 per share, and 1,000,000 shares of Preferred Stock, with no par value. Of such shares, 1,000,000 shares of Class A Common Stock and no shares of Class B Common Stock or Preferred Stock are issued and outstanding. All of Outlet Broadcasting's issued and outstanding shares are owned by Outlet Communications. Accordingly, there is no established public trading market for Outlet Broadcasting's common stock.

        Outlet Broadcasting has no present intention to pay dividends on its common stock. Among other things, the future payment of dividends will depend on Outlet Broadcasting's earnings and financial condition, capital requirements, and general economic conditions. In addition, Outlet Broadcasting's ability to pay dividends is restricted by the terms of its debt agreements.


    Item 6.  Selected Financial Information.
             -------------------------------

        The comparability of the data in the following table of Selected Financial Information is affected by dispositions of broadcast stations including two radio stations and two UHF television stations that were sold in 1990. Also, net income in 1993 includes the cumulative effect of a change in method of accounting for income taxes in the amount of $4,434,000 and an extraordinary loss for debt extinguishment of $1,826,000.

        Outlet Broadcasting has not paid cash dividends on its capital stock during any of the periods presented below.

                         (dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------
                                  1994      1993      1992       1991       1990
                               ----------------------------------------------------
    Net revenue                 $ 59,442  $ 46,952  $ 45,153   $ 39,434   $ 49,187
    Operating income              20,175    12,428    10,297      2,232      9,072
    Income (loss) before
     non-recurring items
     and income taxes             11,229     2,342    (2,825)   (12,343)    (5,243)
    Net income (loss)             10,569     4,634    (1,552)    (9,265)     6,112
    Income (loss) per share     $  10.57  $   4.63  $  (1.55)  $  (9.27)  $   6.11
    Total assets                $129,928  $117,611  $126,646   $143,029   $156,499
    Long-term debt excluding
     current maturities           75,000    79,500    87,447     95,961     91,885
    Other long-term
     liabilities                  15,098    13,392    18,085     18,933     25,566
    Stockholders' equity          16,404     5,785     1,113      2,665     11,930
-----------------------------------------------------------------------------------

    Item 7.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations.
             ------------------------------------

    Results of Operations
    ---------------------

        Outlet Broadcasting's operations consist of three owned television stations and one television station operated under a local marketing agreement. The owned stations include two NBC network-affiliated VHF television stations and one independent UHF television station.

        The two VHF television stations are WJAR-TV, which serves the Providence, Rhode Island-New Bedford, Massachusetts area and WCMH-TV, which serves the Columbus, Ohio area. The UHF television station, acquired by Outlet Broadcasting on August 10, 1994, is WNCN-TV (formerly WYED-TV) which serves the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area.

        Since April 18, 1994, Outlet Broadcasting has also operated independent UHF television station WWHO-TV, Chillicothe, Ohio, under a local marketing agreement with that station's licensee. Outlet Broadcasting serves as a broker for the sale of that station's advertising time and provides it with certain programming and operating capabilities. In return, Outlet Broadcasting retains a substantial percentage of WWHO-TV's net operating income to the extent that it exceeds net operating losses.

          The following table summarizes Outlet Broadcasting's operating results for the last three years and shows rates of change applicable thereto. The table also shows the amounts of revenue obtained from both non-political and political revenue sources.

Dollars in thousands            1994    % Change    1993     % Change    1992
-------------------------------------------------------------------------------
    Net revenue:
         Non-political         $55,696      19.2%  $46,735       7.1%   $43,639
         Political               3,746        (b)      217        (b)     1,514
-------------------------------------------------------------------------------
    Total revenue               59,442      26.6%   46,952       4.0%    45,153
    Operating expenses          39,267      13.7%   34,524      (1.0%)   34,856
------------------------------------------------------------------------------
    Operating income           $20,175      62.3%  $12,428      20.7%   $10,297
===============================================================================
    Net cash provided
     by operations (a)         $19,466     402.7%  $ 3,872       6.3%   $ 3,644
-------------------------------------------------------------------------------
    Operating cash flow (a)    $25,555      47.9%  $17,276      13.0%   $15,285
===============================================================================

    (a) "Net cash provided by operations" means all cash flows (including working capital changes) other than cash flow associated with investing or financing activities and "Operating cash flow" means operating income plus depreciation and amortization of intangibles.

    (b)  Not shown, since most political advertising occurs in alternate years.

    Revenues


      In 1994, total net revenue of $59,442,000 increased by $12,490,000 or 26.6% compared with $46,952,000 in 1993. Of the 1994 revenue total, non-political revenue amounted to $55,696,000. This was an increase of $8,961,000 or 19.2% compared with $46,735,000 in the prior year. Recent station additions, WWHO-TV and WNCN-TV, added marginally to the revenue gain. Their aggregate revenue amounted to less than 4% of the prior year's revenue total.

      The increase in non-political revenue was primarily attributable to overall improvement in economic conditions, a strong demand for advertising time and favorable viewership of Outlet Broadcasting's VHF television stations. This allowed advertising rates to continue to trend higher. Increases occurred in both national spot and local time sales. There was also an increase of more than 16% in network compensation. This was a favorable result of the terms of Outlet Broadcasting's renewed affiliation with the NBC network which became effective September 1, 1994.

      Advertiser spending for political campaigns was significant in the 1994 election year and political revenue totalled $3,746,000. This amount comprised 6.3% of total revenue in 1994, whereas in 1992, political advertising of $1,514,000 comprised 3.4% of the revenue total.

      Both of Outlet Broadcasting's VHF television stations had increases in total revenue. For the third consecutive year, WCMH-TV established a record high in station revenue. WCMH-TV increased its non-political local and national spot revenue for the year by approximately 11.4%. Political advertising provided a further 4.6% increase to the station's revenues. The increased revenue reflected an estimated 15% growth in the Columbus advertising market.

      WJAR-TV increased its non-political local and national spot revenue for the year by approximately 20.6% with political advertising providing a further increase to the station's revenue of 12.4%. The increased revenue reflected an estimated 17% growth in the Providence advertising market. Thus, WJAR-TV was able to increase its market share from that of 1993.

      In 1993, total net revenue of $46,952,000 increased by $1,799,000 or 4% compared to $45,153,000 in 1992. Of the 1993 revenue total, non-political revenue amounted to $46,735,000. This was an increase of $3,096,000 or 7.1% compared to $43,639,000 in the prior year. Since 1993 was not a traditional election year, advertiser spending for political campaigns was minimal and net political revenue declined to $217,000.

      Revenues were favorably affected in 1993 by a rebounding economy along with strong viewer ratings at Outlet Broadcasting's television stations. This allowed advertising rates to trend generally higher. The increase in non-political revenue occurred notwithstanding that 1992 had approximately $2,000,000 in added revenues associated with that year's Summer Olympics. Total network compensation in 1993 remained approximately even with that of the prior year.

      In 1993, total revenue increased at both of Outlet Broadcasting's television stations. Increased revenue at WCMH-TV reflected continued growth in the Columbus advertising market. Exclusive of political advertising, local revenue at WCMH-TV was up by more than 13%.

      Non-political local and national revenue in the Providence market, during 1993, remained approximately even with the prior year. Nevertheless, WJAR-TV increased its local and national spot revenues for the year by approximately 8%. Thus, the station was able to increase its market share from that of 1992.

      In order to reduce dependency on an inconsistent revenue source, as of the 1992 election year Outlet Broadcasting began limiting the advertising spots available to political candidates on its television stations. As part of this strategy, Outlet Broadcasting opted not to offer political advertising spots during its local news programs. This allowed Outlet Broadcasting to better serve its regular local and national advertisers by providing them advertising time that is not always available, during election years, at competing television stations. Compared to prior election years, political revenue in 1992 declined at both television stations. However, the amount of political revenue in the 1994 election year rebounded substantially.

    Operating Expenses

      Operating expenses in 1994 totalled $39,267,000. This was an increase of $4,743,000 or 13.7% compared with $34,524,000 in 1993. More than two-thirds of the total increase resulted from inclusion of operating expenses for WNCN-TV and WWHO-TV in 1994. Excluding the effect of these added stations, there was a moderate 4% increase in total operating expenses. In 1993, total operating expenses of $34,524,000 decreased by $332,000 or 1% compared to $34,856,000 in 1992. As a percent to revenue, total expenses decreased from 77.2% in 1992 to 73.5% in 1993 and to 66.1% in 1994.

      Technical, programming and news expenses in 1994 of $20,113,000 increased by $2,078,000 or 11.5% compared with $18,035,000 in 1993. Virtually all of the increase was accounted for by the added stations. In 1993, technical, programming and news expenses decreased by $674,000 or 3.6% from $18,709,000 in the prior year.

      Programming expenses include departmental operating costs as well as charges for amortization of film contract rights. Since 1992 Outlet Broadcasting has strategically reduced its annual costs for amortization of film contracts. This was done by selectively replacing more costly programs with increased local programming, particularly news, or by replacing such costly programs with more popular and/or cost-effective programs. As a result, programming expense at Outlet Broadcasting's VHF television stations decreased by approximately 2% and 15% in 1994 and 1993, respectively.

      During 1994, 1993 and 1992, Outlet Broadcasting recorded lump sum charges of $598,000, $358,000 and $457,000, respectively, representing valuation write-downs of certain film contracts. The 1994 and 1993 charges primarily apply to "Who's the Boss" and the 1992 charge applies to "The Cosby Show", licensed to WCMH-TV. The show is no longer an important producer of revenue.

      As a result of Outlet Broadcasting's increased production of local news programs, total news department expenses at the VHF stations increased by approximately 6% in 1994 after having increased by more than 4% in 1993. Outlet Broadcasting believes that increasing its commitment to local programs, while at the same time reducing its reliance on, and the term of, purchased programming, will help increase its market share and improve programming as well as provide cost flexibility.

      Selling, general and administrative expenses of $13,774,000 in 1994 increased by $2,133,000 or 18.3% compared with $11,641,000 in 1993. The addition of television stations WNCN-TV and WWHO-TV accounted for approximately two-thirds of the total increase. The balance of the increase primarily reflected higher sales commissions and incentive awards payable because of Outlet Broadcasting's improved operating performance. In 1993, selling, general and administrative expenses of $11,641,000 increased by $482,000 or 4.3% compared with $11,159,000 in the prior year. The amount for 1993 included added costs for employee benefits and uncollectible customer accounts. As a percentage of revenue, selling, general and administrative expenses declined to 23.2% in 1994 from approximately 24.7% in each of the prior two years.

      Depreciation expense and amortization of intangibles both increased in 1994 due to Outlet Broadcasting's recent investments in WNCN-TV and WWHO-TV. Depreciation expense decreased in 1993 as certain asset values became fully depreciated.

      The favorable effect of increased revenue and controlled operating expenses, in each of the last two years, provided a significant improvement to operating income. In 1994, operating income of $20,175,000 increased by $7,747,000 or 62.3% when compared with operating income of $12,428,000 in 1993. This improvement reflected a 26.6% increase in revenue reduced by a 13.7% increase in total expenses. In 1993, operating income of $12,428,000 increased by $2,131,000 or 20.7% compared with $10,297,000 in 1992. As a percent of revenue, the operating income for 1994 was 33.9% and exceeded the operating margins of 26.5% and 22.8% for 1993 and 1992, respectively.

    Interest Expense

      The following table summarizes interest expense for the last three years.

Dollars in thousands           1994    % Change      1993      % Change    1992
---------------------------------------------------------------------------------
    Interest expense:
    Loan and notes payable    $8,467      14.5%   $ 7,392         10.7%   $ 6,680
    Note to shareholder          -0-         -      4,016        (45.1%)    7,309
---------------------------------------------------------------------------------
    Total                     $8,467     (25.8%)  $11,408(a)     (18.5%)  $13,989
=================================================================================

    (a) Net of capitalized interest of $225,000.


         Total interest expense decreased in each of the last two years due to
    (a) reductions made to outstanding debt over the same time period, and (b) a 1993 refinancing of Outlet Broadcasting's total debt with borrowings at a lower rate of interest. Details of the 1993 refinancing are provided in the discussion on net cash used by financing activities within this report.

         Debt reductions included, in 1992, Outlet Broadcasting's repayment of the outstanding balance of a former senior bank loan in the principal amount of $3.3 million and open market purchases of its 13 1/4% Senior Subordinated Notes (the "Senior Notes") in the amount of $6.8 million. Outlet Broadcasting also paid off its outstanding mortgage debt of $2.8 million, in 1992, from the proceeds of a sale of real estate.

         Interest expense on the note to shareholder represents the annual accretion on the Junior Subordinated Note (the "Junior Note") payable to The Mutual Benefit Life Insurance Company at its effective interest rate of 17.2%. Commencing in 1992, the terms of the debt instrument required an annual cash interest payment of $6,250,000 based on a principal amount of $50,000,000 and an annual interest rate of 12 1/2%.

    Other Income (Expense) Items

         Interest income principally represents earnings on invested cash. Interest income declined in 1994 and 1993 due to lower average cash balances and/or lower market interest rates. In 1992, interest income also included interest received on tax refunds. In 1994 and 1992, other income principally represents tower rental income and other miscellaneous items.
    In 1993, other income principally represents a reversed accrual which provided for Outlet Broadcasting's potential exposure in a music licensing dispute that was settled that year.

         Other expense in 1994 included approximately $260,000 as the cost of employee stock options. Other expense in 1993 and 1992 included write-downs of $117,000 and $165,000, respectively, attributable to an investment in a television series, "Hennesey," which Outlet Broadcasting acquired pursuant to a shared distribution venture. Outlet Broadcasting has attempted to license the black and white television series to other broadcasters but has not been successful in doing so.

         In April 1993 Outlet Broadcasting moved corporate headquarters and WJAR-TV to a newly acquired and renovated facility, located in Cranston, Rhode Island, after having sold its former Providence facility in 1992. The 1992 sale of real estate resulted in a nonrecurring gain of $1,401,000.

         The 1994, 1993 and 1992 income tax expenses of $660,000, $316,000 and
    $128,000, respectively, represent the applicable current year's provision for taxes. The 1994 provision for income taxes was reduced as the result of an adjustment of prior year net operating losses. See Note 4 to the Consolidated Financial Statements.

         In 1993, an extraordinary loss of $1,826,000 or ($1.83) per share, net of taxes, represented one-time debt extinguishment costs resulting from a debt refinancing. See Notes 5 and 7 to the Consolidated Financial Statements.

         Effective January 1, 1993, Outlet Broadcasting adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes", which requires a change to the liability method of accounting for deferred income taxes. Adoption of Statement 109 resulted in a cumulative effect of change in accounting principle, in the amount of $4,434,000 or $4.43 per share, representing the recognition of previously unrecognized tax benefits.

         Outlet Broadcasting also adopted, as of January 1, 1993, FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Note 9 to the Consolidated Financial Statements. The effect of adoption of Statement 106 was not material.

         Outlet Broadcasting had net income for 1994 of $10,569,000 or $1.61 per share. This compares with income before extraordinary loss and cumulative effect of change in accounting principle, in 1993, of $2,026,000 or $.31 per share. After giving effect to the extraordinary loss and change in accounting principle, net income for 1993 amounted to $4,634,000 or $.71 per share. In 1992 there was a net loss of $1,552,000 or ($.24) per share.

    Liquidity and Capital Resources

         In 1994, net cash provided by operations totalled $19,466,000. This was an increase of $15,594,000 or 402.7% compared to $3,872,000 in 1993. In
    1993, there was an improvement of $228,000 in net cash provided by operations compared to 1992. The positive trend in net cash from operations reflects the improved operating results described in "Results of Operations." In addition, net cash from operations in 1994 reflects a one-time payment of $5,000,000 received from NBC upon renewal of Outlet Broadcasting's affiliation with that network. This amount has been reported as deferred revenue and will be amortized into revenue over the six year duration of the affiliation. The amount of deferred revenue to be amortized over the ensuing period of twelve months is included in current liabilities.

         The improved operating results also caused Outlet Broadcasting's operating cash flow to increase. Operating cash flow of $25,555,000 increased by $8,279,000 or 47.9% compared to $17,276,000 in 1993. In 1992, operating cash flow amounted to $15,285,000.

         Over the last three years, Outlet Broadcasting's investment in film contract rights has been at a relatively stable but reduced level. The annual increases in film contracts during 1994, 1993 and 1992 amounted to $4,149,000, $4,672,000 and $3,460,000, respectively. The increase for 1994 was partially attributable to WNCN-TV and WWHO-TV, the television stations added during the year. Overall, the amounts invested in film contract rights have enabled Outlet Broadcasting to maintain attractive programs on a cost-effective basis. The result has been successful in that audience levels have been retained, while investments in film contract rights have been reasonable and manageable. In addition, since the number of viewing hours committed to news shows has been expanded, the demand for film acquisitions has been reduced.

         Although Outlet Broadcasting is strategically committed to a reduced investment in film contract rights, it has been selective in this process. At December 31, 1994 Outlet Broadcasting had commitments to acquire approximately $10,992,000 of film contract rights compared to commitments of $3,492,000 at December 31, 1993. The increased commitment primarily reflects Outlet Broadcasting's extended association with the Oprah Winfrey Show, to the year 2000, in behalf of WJAR-TV. It was considered that the total benefits to be derived from this program would provide a sound economic return to the broadcast station.

         The net decreases in film contracts payable of $1,773,000, $409,000 and $2,497,000 in 1994, 1993 and 1992, respectively, reflect payments of film contract obligations in accordance with the contracted terms and in the normal course of business. Along with the reduced investment in film contract rights, the payments contributed to the overall reduction in film contracts payable at December 31, 1994.

         Amortization of film contract rights reflect the normal write-off of film contract values over the period of their use. The reported amounts for the years 1992 through 1994 have trended lower and also include the previously described lump-sum charges for valuation write-downs of certain film contracts.

         Cash interest payments for 1994, 1993 and 1992 were $8,096,000, $13,071,000 (net of capitalized interest of $225,000) and $13,150,000, respectively. The amount paid in 1994 includes interest of $1,571,000 on Outlet Broadcasting's senior bank loan and interest of $6,525,000 on the outstanding 10 7/8% Senior Subordinated Notes. The amount paid in 1993 includes interest of $6,769,000 on loan and notes payable (primarily the Senior Notes), along with interest of $6,527,000 (two semi-annual installments of $3,125,000 each plus accrued interest through date of redemption) on the Junior Note. Cash interest payments on the Junior Note commenced February 1, 1992 on a semi-annual basis.

         Interest payments in 1992 included interest on the Senior Notes along with interest on a senior loan and a mortgage loan. In 1992 there were also cash interest payments required with respect to the Junior Note. Interest payments also trended lower because of Outlet Broadcasting's 1992 purchase of Senior Notes in open market transactions and because of repayments of its senior loan and mortgage loan, both of which were fully repaid in 1992. Accretion of debt discount of $649,000 and $1,059,000 in 1993 and 1992, respectively, represent interest accrued on the Junior Note in excess of the $6,250,000 payment, pursuant to the Junior Note's effective interest rate of 17.2%.

         The increase in accounts receivable of $2,800,000 in 1994 primarily results from the year's increased volume of business and the effect of two added television stations. The 1994 increase in accrued expenses primarily reflects employee related obligations, including those of the added television stations, and an increase in commissions payable to third parties.

         In 1994, net cash used by investing activities totalled $9,932,000. This included capital expenditures, for all four television stations, of $3,385,000, and an investment of $1,055,000 pursuant to a local marketing agreement entered into with the licensee of WWHO-TV. In addition, Outlet Broadcasting purchased the assets and broadcast license of WNCN-TV for an aggregate price of $5,478,000, including acquisition costs of approximately $105,000.

         In 1993, net cash used by investing activities of $5,907,000 represented capital expenditures for, primarily, completion of renovations and improvements to Outlet Broadcasting's new corporate headquarters and WJAR-TV broadcast facility in Cranston, Rhode Island. This amount also included costs for equipping such facility with studio and technical equipment.

         In 1992, net cash provided by investing activities amounted to $4,157,000. This included proceeds of $7.1 million received from the sale of land and a building in Providence, Rhode Island. In connection with the purchase and renovation of its new Cranston facility, as of December 31, 1992 Outlet Broadcasting incurred costs for construction in progress totalling $2,062,000. This principally represented the cost of land, building and partially completed improvements. Outlet Broadcasting made additional capital expenditures in 1992 of $881,000, primarily for studio and technical equipment.

         Outlet Broadcasting's VHF television stations operate from modern studio facilities and do not require significant amounts of capital to be invested each year. However, in order for the UHF television stations to maximize their operating potential, a considerable upgrading of the facilities and equipment utilized by these stations is required. In order to accomplish this, from the total planned capital expenditures for 1995 of approximately $10,000,000 for all four television stations, approximately $7,200,000 will be allocated to the UHF stations. Outlet Broadcasting anticipates that these capital expenditures can be financed from funds generated by internal operations. Outlet Broadcasting's senior bank lender has agreed to waive any loan covenant restrictions that would otherwise have limited the amount of capital expenditures for the year.

         Net cash used by financing activities during 1994 amounted to $3,450,000. This included payment of required quarterly installments totalling $3,500,000 due on a term loan with Outlet Broadcasting's senior bank lender. Also in 1994, a capital contribution of $50,000 was provided to Outlet Broadcasting by its parent company.

         In 1993, net cash used by financing activities amounted to $10,416,000. During the year, Outlet Broadcasting undertook a refinancing of its total debt and thereby obtained benefits from lower interest rates and extended maturities on its subordinated borrowings along with improved financial flexibility. Pursuant to the refinancing, on June 28, 1993 Outlet Broadcasting entered into a Credit and Guaranty Agreement with a bank (the "Senior Loan") under which the bank agreed to provide a secured senior credit facility consisting of a term loan in the principal amount of $25,000,000 and revolving loans in the maximum principal amount outstanding of $5,000,000.

         On July 15, 1993 Outlet Broadcasting completed a public offering of 10 7/8% Senior Subordinated Notes due 2003, in the principal amount of $60,000,000. Proceeds of the public offering were used to prepay the principal balance of the Junior Note due 1997 at its carrying value of $43,946,000 plus accrued interest.

         Also, on August 17, 1993 Outlet Broadcasting redeemed in full its Senior Notes due 1997 in the principal amount of $44,150,000, at 105% of par plus accrued interest. The premium payment on the redemption totalled $2,207,000. Funds for the redemption included a balance remaining from the above public offering along with available cash and funds provided by the Senior Loan in the amount of $28,000,000. The interest rates applicable to the public offering and the Senior Loan were less than the interest rates on the Senior Notes and the Junior Note, resulting in a decrease in 1993 interest expense.

         During 1993, Outlet Broadcasting repaid $5,000,000, net, against its Senior Loan including term loan installments of $2,000,000. Overall, there was a net decrease in long-term debt in 1993 of $4,447,000.

         Costs incurred in connection with the debt refinancing, $3,151,000, were capitalized to other assets. On a pretax basis, debt extinguishment costs, comprised of the premium on debt refinancing - $2,207,000, unamortized note costs of the redeemed debt - $555,000, and other - $4,000, were reported as an extraordinary loss. A capital contribution of $38,000 was also provided to Outlet Broadcasting in 1993 by its parent company.

         In 1992, net cash used by financing activities totalled $12,994,000. This included a repayment of the outstanding balance of Outlet Broadcasting's former senior loan in the amount of $3,310,000 which matured on January 2, 1992. Outlet Broadcasting also paid its outstanding mortgage loan in the amount of $2,859,000 upon sale of land and a building in Providence, Rhode Island in 1992. In addition, Outlet Broadcasting purchased an aggregate $6,825,000 face amount of its outstanding Senior Notes in open-market transactions.

         At December 31, 1994 Outlet Broadcasting had net working capital, or an excess of current assets over current liabilities, in the amount of $2,575,000. At December 31, 1993, there was an excess of current liabilities over current assets in the amount of $1,776,000. The increase in working capital during 1994 was directly attributable to Outlet Broadcasting's improved results of operations. In summary, Outlet Broadcasting's cash position increased by $6,084,000 during 1994. This reflected funds provided by operations of $19,466,000 less aggregate funds used in investing and financing activities of $13,382,000. In 1993, a net decrease of $12,451,000 in Outlet Broadcasting's cash position contributed to the year's overall decrease in net working capital. The decrease primarily resulted from funds used for completion of the Cranston headquarters and broadcast studio along with funds used for debt reduction and debt refinancing.

         Under the provisions of its Senior Loan, Outlet Broadcasting has available to it a revolving credit facility in the amount of $5,000,000. Outlet Broadcasting expects that internally generated funds from operations and amounts available under the revolving credit facility will provide sufficient liquidity for Outlet Broadcasting to meet its ongoing operating and capital expenditure needs.

         In 1994, operating cash flow totalled $25,555,000 and the ratio of such amount to interest expense of $8,467,000 was 3.0 to 1. In 1993, the ratio of operating cash flow of $17,276,000 to interest expense of $11,408,000 was
    1.5 to 1.

         It is expected that 1995 operations, along with current cash on hand, will provide sufficient funds to meet all cash requirements for that year, including debt service. Outlet Broadcasting will continue to require substantial cash flow from operations in order to service its debt. To the extent that funds are committed to debt service, they will not be available for other purposes, including capital expenditures, acquisitions or distributions to stockholders.

    Item 8.   Financial Statements and Supplementary Data,
              --------------------------------------------


         The Financial Statements of Outlet Broadcasting appear on Pages F-1 through F-23 hereof.

    Item 9.   Changes in and Disagreements on Accounting and
              ----------------------------------------------
              Financial Disclosure.
              ---------------------

         None

                                    PART III
                                    --------


    Item 10.  Directors and Executive Officers of the Registrant.
              ---------------------------------------------------

         The current executive officers and directors of Outlet Broadcasting are as follows:

                                                                          Years with
                                       Position with                Outlet Communications
Name                          Age    Outlet Broadcasting           or Outlet Broadcasting
----                          ----   -------------------  --------------------------------------------

    James G. Babb               63  Chairman of the                         (3)
                                    Board, President
                                    and Chief Executive
                                    Officer

    Felix W. Oziemblewski       60  Vice President and                      26
                                    Chief Financial
                                    Officer

    Joanne E. Schenck           37  Secretary                               20

    Linda Sullivan              41  Vice President--                        10
                                    General Manager
                                    WJAR-TV

    Douglas E. Gealy            34  Vice President--                        (3)
                                    General Manager
                                    WCMH-TV

    Letitia Baldrige            69  Director                                (5)

    Julius Koppelman            78  Director                                (5)

    Frank E. Walsh, Jr.         54  Director                                (5)

    Frank E. Richardson         55  Director                                (5)

    Robert C. Butler            64  Director                                (4)

    Leonard Lieberman           66  Director                                (4)

    James K. Makrianes          70  Director                                (4)

    Stephen J. Carlotti         52  Director                                (3)

    Frederick R. Griffiths      74  Director                                (2)

    Solomon M. Yas              53  Director                                (2)

    Victor H. Palmieri          65  Director                                (1)
-------------------

    (1) Since 1993.
    (2) Since 1992.
    (3) Since 1991.
    (4) Since 1988.
    (5) Since 1986.

         Set forth below is certain information with respect to Outlet Broadcasting's current executive officers and directors.

    James G. Babb

         Mr. Babb was elected Chairman, President and Chief Executive Officer of Outlet Broadcasting as of May 1, 1991. Before joining Outlet Broadcasting, from November 1988 to January 1991, Mr. Babb was President of Jefferson-Pilot Communications Company, an owner-operator of radio and television broadcasting stations and broadcasting-related businesses. Prior thereto, he served as Executive Vice President and Chief Operating Officer of that company.

    Felix W. Oziemblewski

         Mr. Oziemblewski has been with Outlet Broadcasting since 1968, has served as its Vice President and Chief Financial Officer since 1984 and has served Outlet Broadcasting in those capacities since its formation in 1986. Prior to joining Outlet Broadcasting, Mr. Oziemblewski, a certified public accountant, was employed by Ernst & Young. He has been active in several professional organizations.

    Joanne E. Schenck

         Ms. Schenck has been with Outlet Broadcasting since 1974 and has served as its Personnel Administrator since 1985. She was appointed Secretary in January 1992.

    Douglas E. Gealy

         Mr. Gealy was appointed Vice President-General Manager of WCMH-TV in July 1991 and also made General Manager of WWHO-TV in April 1994. Prior to joining Outlet Broadcasting, from 1989 to 1991, Mr. Gealy was President and General Manager of WHOI-TV, Peoria, Illinois. Prior thereto, he was associated with WKEF-TV Dayton, Ohio for five years where he became General Sales Manager.

    Linda Sullivan

         Ms. Sullivan has been with Outlet Broadcasting since 1985. She was appointed Vice President-General Manager of WJAR-TV in February 1991. From 1985 to 1986 she was the National Sales Manager for WJAR-TV and from 1986 until February 1991 she served that station as its General Sales Manager.

    Letitia Baldrige

         Since 1964, Ms. Baldrige has been the owner of Letitia Baldrige Enterprises, Inc., a management training and public relations consulting firm. She is an author, lecturer, and columnist. Ms. Baldrige is also a director of Hartmarx Corporation, Federal Home Loan Bank of Atlanta and a member of the board of numerous non-profit organizations.

    Robert C. Butler

         Mr. Butler has been Senior Vice President and Chief Financial Officer of International Paper Company, a forest products company, since 1988. Mr. Butler was a Group Executive Vice President of the National Broadcasting Company ("NBC") from 1984 to 1988. From 1979 to 1984 he served as Executive Vice President-Finance of NBC.

    Stephen J. Carlotti

         Mr. Carlotti is Managing Partner of Hinckley, Allen & Snyder, a Providence, Rhode Island law firm, and has been a partner in that firm since January 1992 and from May 1970 to July 1989. He was Senior Executive Vice President, Chief Operating Officer and General Counsel of The Mutual Benefit Life Insurance Company ("Mutual Benefit") from August 1989 to August 1991 and a consultant to Mutual Benefit from September 1991 to December 1991.

    Frederick R. Griffiths

         Mr. Griffiths is a retired former Vice President-Corporate Affairs of Outlet Broadcasting for the period from 1976 to 1987. He previously served in various administrative and creative capacities during a thirty year affiliation with Outlet Broadcasting.

    Julius Koppelman

         Mr. Koppelman has been Chairman of the Board of Harding Service Corporation ("Harding Service"), a management consulting firm, since 1985 and was previously Chairman of the Board of Harding Resources, Inc. ("Harding"), its predecessor. From 1982 to 1985, he was President of Harding. For more than five years prior to September 1981, when he retired, he was Executive Vice President and a director of RCA Corporation, a communications and electronics company. Mr. Koppelman is also a director of other companies, including Dyersburg Fabrics, Inc. and Princess House, Inc.

    Leonard Lieberman

         Mr. Lieberman was elected a director of Outlet Broadcasting in 1988. Mr. Lieberman was elected on January 4, 1991 to serve as Chairman, President and Chief Executive Officer of Outlet Broadcasting until he was succeeded by Mr. Babb. Mr. Lieberman was President and Chief Executive Officer of Supermarkets General Corporation from 1983 to 1987 and was Chairman of that company from 1986 to 1987. He is also a director of other corporations, including Celestial Seasonings, Inc., Republic New York Corporation, Sonic Corp., The William Carter Company and La Petite Academy, Inc.

    James K. Makrianes

         Mr. Makrianes is a Director of Webb, Johnson Associates, an executive search firm, since March 1995. He was formerly a Partner of Ward Howell International, an executive search firm, from February 1989 to February 1995. Mr. Makrianes was President of Haley Associates, an executive recruitment firm, from 1981 to 1987, and was Chairman of the Board of that firm from 1987 to 1988.

    Victor H. Palmieri

         Mr. Palmieri has been Special Deputy Rehabilitator, Confederation Life Insurance Company (U.S.) since August 1994. He was Deputy Rehabilitator and Chief Executive Officer of Mutual Benefit from August 1991 to April 1994 and from April 1994 to March 1995 he was President and Chief Executive Officer of MBL Life Assurance Corp. Mr. Palmieri is also Chairman of The Palmieri Company, a firm organized in 1969 to provide assistance in the management of business and government institutions. He was engaged as Trustee and Chief Executive Officer of Colorado-Ute Association, an electric utility, from 1990 to 1991 and completed a successful reorganization of that utility. He is also a director of other corporations, including Ernst Home Center, Inc., The William Carter Company and Broadcasting Partners, Inc.

    Frank E. Richardson

         Mr. Richardson is President and a Director of Wesray Capital Corporation ("Wesray"), a private investment banking firm of which he has been an officer for over five years. He is a director of several other corporations, including Alex. Brown & Sons, Dyersburg Fabrics, Inc., New River Industries, Inc. and Sonic Corp.

    Frank E. Walsh, Jr.

         Mr. Walsh has been Chairman of Wesray since August 1989. Mr. Walsh was Vice Chairman of Wesray from 1986 to 1989 and Executive Vice President of Wesray from 1984 to 1986. He has been a director of Wesray since 1984. Mr. Walsh is also a director of other companies, including Tyco Laboratories, Inc.

    Solomon M. Yas

         Mr. Yas is a consultant in the field of Human Resources. He is a former Vice President-Human Resources of Outlet Broadcasting, having served from 1985 until retirement as of June 1, 1991. From 1964 to 1973, he was Director of Personnel for ARA Services, Inc.


    Item 11.  Executive Compensation.
              -----------------------

       The following table sets forth certain information with respect to compensation paid to the Chief Executive Officer and the most highly compensated executive officers as to whom the total annual salary and bonus earned exceeded $100,000 for the fiscal year ended December 31, 1994.


Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation                             Long Term Compensation
                                                                                                     Shares
                                                                          Other                      Under-      All
                                                                          Annual       Restricted     lying     Other
                         Principal                                        Compen-        Stock       Options    Compen-
Name                      Position         Year     Salary    Bonus(1)    sation(2)     Awards(3)    Granted   sation(4)
James G. Babb            Chairman,         1994   $331,154    $225,000    $22,819        $     0      90,000     $1,848
                         President         1993    294,615     200,000     23,014              0           0          0
                         and Chief         1992    266,442     160,000     15,066         67,500      30,000          0
                         Executive
                         Officer

Felix W. Oziemblewski    Vice              1994    127,819      55,000      5,542              0       8,000      1,200
                         President-        1993    121,554      60,000      8,781              0           0          0
                         Chief             1992    116,319      40,700      7,165         22,500      10,000          0
                         Financial
                         Officer and
                         Treasurer

Douglas E. Gealy         Vice              1994    146,538      60,000      4,660              0      12,000      1,558
                         President-        1993    133,077      65,000      5,101              0           0          0
                         General           1992    113,615      41,700      4,080         22,500      10,000          0
                         Manager
                         WCMH-TV

Linda W. Sullivan        Vice              1994    124,808      50,000      4,386              0      12,000      1,200
                         President-        1993    111,539      57,500      5,138              0           0          0
                         General           1992    102,539      35,100      4,136         22,500      10,000          0
                         Manager
                         WJAR-TV

 (1) Amounts represent incentive compensation awards. The amounts for 1993 also include one-time bonuses of $25,000 for Mr. Babb and $15,000 each for Mr. Oziemblewski, Mr. Gealy and Ms. Sullivan, paid upon completion of a successful debt refinancing.
 (2) Amounts listed represent gross-up payments for tax liabilities. Excludes perquisites and other benefits, unless the aggregate amount of these items exceeds the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer.
 (3) As of December 31, 1994, total restricted stock awards of 71,500 shares had been made pursuant to Outlet Communications' 1992 Stock Incentive Plan. The value of the restricted stock awards shown in the table is based on the market value of the shares on the date of grant of the
       award, less the purchase price ($1.00 per share).   The shares subject to
       such awards vest in three equal annual installments commencing in August 1993. As of December 31, 1994, Mr. Oziemblewski and Mr. Gealy had each purchased 6,666 shares and Ms. Sullivan had purchased 3,333 shares in accordance with the terms of the original grant. As of December 31, 1994, the market value of outstanding restricted stock awards held by Mr. Babb, Mr. Oziemblewski, Mr. Gealy and Ms. Sullivan, less the purchase price ($1.00 per share), was $472,500, $52,510, $52,510 and $105,005 for unpurchased shares, respectively. No restricted stock awards were made in 1994.
 (4) Amounts represent Outlet Broadcasting's contribution to the Outlet Broadcasting, Inc. 401(k) and Profit Sharing Plan.

    Stock Options
    -------------

      Outlet Communications currently maintains the 1992 Stock Incentive Plan (the "Plan") as approved by stockholders on June 25, 1992, amended April 27, 1993. The Plan authorizes grants of either non-qualified or incentive stock options, or awards of restricted shares, to key employees. The aggregate number of shares of Common Stock available for awards under the Plan is 300,000 shares. The purpose of the Plan is to encourage stock ownership by executives and thereby increase the executives' personal interest in Outlet Broadcasting's continued success and progress. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of options granted, the exercise price and exercisability thereof.

      The following table sets forth certain information regarding option grants in the last fiscal year to the executive officers named in the Summary Compensation Table.

Option Grants in Last Fiscal Year
---------------------------------

                                                                                       Potential Realizable
                                                                                       Value at Assumed
                                                                                       Annual Rates of
                                                                                       Stock Price Appreciation
Individual Grants                                                                      for Option Term(2)
------------------------------------------------------------------------------------------------------------------------
                                           % of Total
                                           Options
                          Shares Under-    Granted to
                          lying Stock      Employees      Exercise
                          Options          in Fiscal      Price        Expiration
Name                      Granted(1)       Year           Per Share    Date             0%           5%          10%
------------------------------------------------------------------------------------------------------------------------
James G. Babb                   45,000           29.1%     $13.00     July 11, 2004  $      0   $  953,100   $1,517,400
  "       "                     45,000           29.1%       1.00(3)  July 11, 2004   540,000    1,493,100    2,057,400
Felix W. Oziemblewski            8,000            5.2%      15.75     Oct. 27, 2004         0      205,280      326,800
Douglas E. Gealy                12,000            7.8%      15.75     Oct. 27, 2004         0      307,920      490,200
Linda W. Sullivan               12,000            7.8%      15.75     Oct. 27, 2004         0      307,920      490,200

(1) Options become exercisable in three equal annual installments commencing one year from grant date.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the respective options were granted.

(3) The market price per share at date of grant was $13.00.

           The following table shows fiscal year-end option values for the executive officers named in the Summary Compensation Table. No options were exercised by such individuals during 1994.

    Fiscal Year-end Option Values

                               Number
                             of Shares               Value of
                             Underlying             Unexercised
                            Unexercised            In-the-Money
                             Options at             Options at
                              Year-End              Year-End(1)
---------------------------------------------------------------------------
                               Exer-     Unexer-       Exer-       Unexer-
Name                          cisable    cisable      cisable      cisable
---------------------------------------------------------------------------
    James G. Babb                30,000   90,000      $405,000     $877,500
    Felix W. Oziemblewski        10,000    8,000       135,000       67,000
    Douglas E. Gealy             10,000   12,000       135,000      100,500
    Linda W. Sullivan             6,667   12,000        90,005      100,500

    (1) Value is based on the last sales price per share ($16.75) on December 31, 1994, as reported on the NASDAQ National Market System, less the applicable option price.


    Retirement Plans

      Outlet Broadcasting maintains a non-contributory qualified retirement plan (the "Retirement Plan") for the benefit of its employees, including the individuals named in the Summary Compensation Table. As of August 31, 1994, Outlet Broadcasting curtailed the Retirement Plan and suspended the accrual of further benefits for all employees. The following table shows the estimated annual benefits payable upon retirement to persons in specified salary and bonus levels and years of credited service.

Compen-
sation                          Years of Service
--------------  -------------------------------------------------
                     15        20        25        30         35
-----------------------------------------------------------------
    $125,000    $ 28,125  $ 37,500  $ 46,875  $ 56,250   $ 65,625
     150,000      33,750    45,000    56,250    67,500     78,750
     175,000      39,375    52,500    65,625    78,750     91,875
     200,000      45,000    60,000    75,000    90,000    105,000
     225,000      50,625    67,500    84,375   101,250    118,125
     250,000      56,250    75,000    93,750   112,500    118,800*
     300,000      67,500    90,000   112,500   118,800*   118,800*
     400,000      90,000   118,800*  118,800*  118,800*   118,800*
     450,000     101,250   118,800*  118,800*  118,800*   118,800*
     500,000     112,500   118,800*  118,800*  118,800*   118,800*
     600,000     118,800*  118,800*  118,800*  118,800*   118,800*
-----------------------------------------------------------------

    * Maximum annual benefit permitted under Section 415 of the Internal Revenue Code.
    Note - The estimated annual benefits shown in the above table may be further limited due to the provisions of section 401(a)(17) of the Internal Revenue Code.

          The amounts payable shown in the preceding table are based on the following assumptions: (i) the individual shall have retired at the normal retirement age of 65, (ii) "compensation" is the average of the covered compensation paid to such individual during the three calendar years in which salary is the highest, (iii) covered compensation is salary and bonuses paid to Plan participants, and for 1994 is shown in the Salary and Bonus columns of the Summary Compensation Table, and (iv) benefits are paid in the form of a straight-life annuity.

          In addition to the Retirement Plan, the individuals named in the Summary Compensation Table also participate in a non-qualified supplemental retirement plan (the "Supplemental Plan") which provides a supplemental benefit based on a percentage of final average compensation and years of service, less benefits paid under the Retirement Plan and Social Security benefits. The following table shows the estimated annual benefits payable under the Supplemental Plan to persons in the specified salary and bonus levels and years of credited service.

Compen-
sation                        Years of Service
-----------------------------------------------------------------
                     15       20       25       30        35
-----------------------------------------------------------------
    $125,000    $ 21,875 $ 25,000 $ 15,625 $  6,250  $      0
     150,000      26,250   30,000   18,750    7,500         0
     175,000      30,625   35,000   21,875    8,750         0
     200,000      35,000   40,000   25,000   10,000         0
     225,000      39,375   45,000   28,125   11,250         0
     250,000      43,750   50,000   31,250   12,500     6,200
     300,000      52,500   60,000   37,500   31,200    31,200
     400,000      70,000   81,200   81,200   81,200    81,200
     450,000      78,750  106,200  106,200  106,200   106,200
     500,000      87,500  131,200  131,200  131,200   131,200
     600,000     121,200  181,200  181,200  181,200   181,200
-----------------------------------------------------------------

      The amounts payable shown in the above table are based on the following assumptions: (i) the individual shall have retired at the normal age of 65,
    (ii) "compensation" is the average salary paid to such individual during the three calendar years in which salary is the highest in the five years prior to retirement, plus the average Executive Incentive Compensation award for the highest three years during the ten years prior to retirement, (iii) benefits are paid in the form of a straight-line annuity, (iv) estimated annual payments are after deduction for Retirement Plan benefits, but before any deduction for Social Security benefits. Covered compensation under the Supplemental Plan is included in the Salary and Bonus columns of the Summary Compensation Table.

      As of December 31, 1994, for purposes of computing benefits under the Retirement Plan and the Supplemental Plan, Mr. Babb has 3.4 years of service, Mr. Oziemblewski has 25.9 years, Ms. Sullivan has 9.4 years, and Mr. Gealy has 3.2 years.

      On September 1, 1994 Outlet Broadcasting adopted the Outlet Broadcasting, Inc. 401(k) and Profit Sharing Plan (the "401(k) Plan"). This plan is a qualified 401(k) deferred compensation plan whose purpose is to enable eligible employees to save for retirement. Eligible employees are those employees who are not covered by a collective bargaining agreement, unless the agreement allows for participation in the 401(k) Plan, and who have completed one year of service and have attained age 21.

      Eligible employees may contribute up to the lesser of 15% of taxable compensation in each calendar year, excluding the taxable value of stock options, fringe benefits or moving and other expense reimbursements, or $9,240. All employee contributions are allocated to the employee's individual account and, at the employee's election, are invested in money market, fixed income or equity funds. Outlet Broadcasting will make matching contributions in an amount equal to 25% of the employee contributions but subject to a maximum employee contribution of 6% of eligible compensation. Outlet Broadcasting's matching contributions vest with the employee at the rate of 20% for each year of service. Outlet Broadcasting may also make annual discretionary profit sharing contributions in an amount to be determined by the Board of Directors at the end of each calendar year. The maximum contributions allowed are limited by regulations promulgated under the Internal Revenue Code.


    Employment Contracts

      Mr. James G. Babb entered into an employment agreement as Chairman, President and Chief Executive Officer, effective January 1, 1993, for a term of five years, as amended. The agreement provides for a base salary of $345,000, as adjusted. The agreement also provides that Mr. Babb will be a participant in the Executive Incentive Compensation Plan and that he will be eligible to receive awards of stock options under Outlet Communications' stock option plans. Mr. Babb is further eligible to receive additional compensation in the event of a merger or sale of assets pursuant to which Outlet Communications' stockholders receive value in excess of $9 per share. In the event of termination without cause, Outlet Broadcasting will pay Mr. Babb his compensation for twelve months or the remaining portion of his employment period, whichever is greater.

      Mr. Douglas E. Gealy entered into an employment agreement as Vice President-General Manager of WCMH-TV in May 1993 which remains in effect until April 30, 1996. The contract provides for a base salary of $150,000 per annum, as adjusted, and also provides that the employee will be a participant in the Executive Incentive Compensation Plan. Ms. Sullivan entered into an employment agreement as Vice President-General Manager of WJAR-TV, effective January 1, 1995, which remains in effect until December 31, 1996. The agreement provides for a base salary of $130,000 and also provides that the employee will be a participant in the Executive Incentive Compensation Plan. The employment contract of Mr. Oziemblewski with Outlet Broadcasting expired as of March 31, 1992. The contract provides, however, that if employment is terminated other than for cause, death or disability within a five-year period following the term of the contract, Outlet Broadcasting will pay a minimum of one year base salary as severance payment. At December 31, 1994 this amounted to $130,000. In the event of a merger of Outlet Communications or Outlet Broadcasting, or acquisition of 50% of their voting securities, or any other change in control, the contracts are deemed to have been assigned to the successor entity.

    Compensation Committee Interlocks and Insider Participation

      Mr. Koppelman serves as Chairman and Messrs. Butler, Richardson and Walsh and Ms. Baldrige serve as members of the Compensation Committee of the Board. No member of the Compensation Committee is a current or former officer or employee of Outlet Broadcasting or any of its subsidiaries. All members of the Compensation Committee except Ms. Baldrige were designated by Wesray pursuant to the Stockholders' Agreement described below under "Certain Relationships and Related Transactions-Stockholders' Agreement."

      Messrs. Richardson and Walsh are stockholders and Messrs. Koppelman, Richardson and Walsh are directors of Harding Service, which provides management consulting services to Outlet Broadcasting pursuant to an agreement entered into in July 1986. Under the agreement, Harding Service has agreed to provide Outlet Broadcasting with general management, corporate finance, marketing and business investment advice until July 1996. Such advice includes reviewing capital and operating budgets, capital appropriations, executive compensation and employee incentive programs, business strategies, budgeting and forecasting, and general corporate planning and financial oversight. Harding Service provides management consulting services to several other entities affiliated with Wesray. In consideration of the consulting services, Outlet Broadcasting has agreed to pay consulting services fees equal to 0.333% of annual gross revenues to Harding Service, which fees totalled $236,630 in 1994. This agreement was entered into when Outlet Communications was privately held and may not be on terms as favorable to Outlet Broadcasting as could have been obtained from an unaffiliated party.

    Compensation Committee Report

      The Compensation Committee of the Board of Directors of Outlet Broadcasting, Inc. (the "Committee") herein presents the following report on executive compensation:

         Outlet Broadcasting maintains a Salary Administration Program of which the primary purpose is to ensure that Outlet Broadcasting has a credible, logical and consistent process for making salary decisions. The existence of such a program enables Outlet Broadcasting to determine that each executive receives a fair and reasonable salary for the level of work performed and for the quality of that work. The program also directly associates executive compensation with company performance.

    Executive Compensation Policy. It is the policy of Outlet Broadcasting to provide executive compensation that is equitable and competitively attractive. In addition, executive compensation should be related to improvements in corporate operating performance. Thus, compensation will be established at levels that are fair and objectively determined and, through incentives tied in to performance objectives, will be directly connected with increases in the company's value for the ultimate benefit of the shareholders.


    Base Compensation. The Salary Administration Program, as it pertains to base compensation, includes the following elements:


    . Job Evaluation Establishes the economic value of each job and relates the valuation to both the marketplace and other jobs. This results in the development of a salary range for each level of work.

    . Performance Appraisal Provides for a fair and equitable review of job performance, conducted on a regular basis.

    . Performance Planning Combines pay programs with fulfillment of operating goals and/or financial objectives.

          The Committee considers that the salary range levels developed for the executive officers are reasonable and competitive. Actual salaries are based on the established salary range as further adjusted within that range by individual performance contributions. During fiscal 1994, Outlet Broadcasting exhibited substantial growth and continued its favorable performance trends. Operating results in 1994 were marked by significant increases in revenue, operating income and net income. Outlet Broadcasting's financial performance also improved with reductions in long-term debt and interest expense. There was a substantial increase in stockholders' equity. Also in 1994, Outlet Broadcasting added two independent UHF television stations to its operations. In recognition of Outlet Broadcasting's overall positive performance, the Committee granted the executive officers named in the Summary Compensation Table (the "Named Executives") an increase in base salary.

    Executive Incentive Compensation Plan Key management employees are eligible to participate in Outlet Broadcasting's Executive Incentive Compensation Plan. Participants are selected based on ability to affect profitability, with awards based primarily on the attainment of certain annual operating objectives. The plan is intended to reward specific operating accomplishments and provide competitive levels of compensation for the attainment of those financial objectives. In particular, the plan aims to focus activities toward optimum and steady earnings growth which, the Committee believes, are primary determinants of stockholder value over time. Under the plan, target awards are established for executive officers as a percentage of their base salary range. The targeted awards are subject to decrease or increase based on actual performance and at the discretion of the Committee. The Committee may also grant discretionary awards to certain key employees. During 1994, Outlet Broadcasting exceeded its financial performance objectives and incentive compensation awards were made to the Named Executives as shown in the Summary Compensation Table, to be paid in 1995.

    Stock Incentive Program The Committee believes that by encouraging stock ownership in Outlet Communications by executives, it serves to increase the executives' personal interest in Outlet Broadcasting's continued success and progress. Therefore, executives are eligible to receive stock options and/or restricted shares, giving them the right to purchase shares of Common Stock of Outlet Communications at a specified price in the future. The size of individual stock grants is based upon job responsibility and individual contribution to Outlet Broadcasting's success. Previous stock option grants are considered when awards are determined.

          In view of the substantial improvement in operating and financial results over the past three year period, and to provide additional incentives to further improve Outlet Broadcasting's performance in 1995 and beyond, individual stock options were granted in 1994 to the Named Executives and other key employees. In granting these options, the individuals were provided with an immediate financial interest in increasing stockholder value.

          In addition, the Committee, subject to shareholder approval, has approved an amendment to the 1992 Stock Incentive Plan to increase the number of shares of Common Stock available thereunder by 300,000 shares, which shares would then be used for future stock option grants or restricted share awards.


    Compensation for the Chairman and Chief Executive Officer Mr. James G. Babb, Chairman, President and Chief Executive Officer joined Outlet Broadcasting in May 1991. His employment agreement was structured to provide Mr. Babb with a competitive base salary, subject to annual review, along with an annual incentive opportunity. In considering Mr. Babb's compensation for 1994, the Committee reviewed such compensation arrangements and further reviewed the trend of the company's operating performance during the year. It was noted that the company significantly exceeded its financial operating objectives for 1994. In particular, the Committee noted that the 1994 financial performance as measured by various factors, including revenue growth, expense control, operating income and net income per share, was a continuation of Outlet Broadcasting's significantly improved financial performance since 1992. The Committee also noted that Outlet Broadcasting successfully added two independent UHF television stations to its operations in 1994.

          Because of the growth and considerable success enjoyed by Outlet Broadcasting in its 1994 operating results, and because its accomplishments will further serve to benefit long-term business prospects, the Committee has made the following determinations regarding the compensation of Mr.
    Babb:


    . Upon annual review, Mr. Babb's base salary was increased from $305,000 per year to $345,000 per year.

    . Under the annual incentive compensation plan, an incentive award of $225,000 was accrued for fiscal 1994.

    . Under the 1992 Stock Incentive Plan, non-qualified and incentive stock options were awarded for an aggregate 90,000 shares of Outlet Communications' Common Stock, of which 45,000 are exercisable at $13.00 per share (fair market value on date of grant) and 45,000 are exercisable at $1.00 per share. The Committee approved the discounted options for Mr. Babb to reflect his importance to the company's future success.

    Limitations on the Deductibility of Compensation Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the five highest paid executive officers is not deductible for federal income tax purposes to the extent such officer's overall compensation exceeds $1 million. Qualifying performance-based incentive compensation, however, is both deductible and excluded for purposes of calculating the $1 million base. Outlet Broadcasting has determined that no portion of anticipated compensation payable to any executive officer in 1995 will be non-deductible. Compensation includes the "spread" or excess of the fair market value of the shares received upon exercise of a stock option over the exercise price. The spread on the discounted stock options granted to Mr. Babb in 1994 will not constitute qualified performance-based compensation. Accordingly, the amount of compensation attributable to such spread will not be deductible for federal income tax purposes to the extent that Mr. Babb's total compensation (other than qualifying performance-based compensation) exceeds $1 million in any year. This is likely to occur if the stock price continues to increase or if Mr. Babb exercises a substantial portion of the discounted options in a single year. The Committee has determined that the negative impact of the loss of deductibility for a portion of this non-cash compensation expense is outweighed by the need to compensate Mr. Babb appropriately and adequately for his contributions to Outlet Broadcasting's success and to recognize his importance to long-term business prospects. The Committee will continue to address the issue of deductibility in formulating compensation arrangements for executive officers.

    Summary All members of the Committee are nonemployee directors who are independent of any relationships with any executive. As described above, the Committee believes that the Salary Administration Program for executives is competitive and that the executive compensation programs include variable compensation opportunities that are based on achievements of financial objectives and enhancements in shareholder value.

    Compensation Committee: Julius Koppelman, Chairman, and Members Letitia Baldrige, Robert C. Butler, Frank E. Richardson and Frank E. Walsh, Jr.

    Performance Graph

          The following performance graph compares the performance of Outlet Communications' Common Stock to the Total Return Index for the Nasdaq Stock Market (U.S. Companies) and to the Nasdaq Telecommunications Stocks Index for the last five fiscal years. The graph assumes that the value of the investment in Outlet Communications' Common Stock and each index was $100 at December 31, 1989 and all dividends were reinvested.

    A paper copy of the performance graph has been filed under cover of Form SE.

                               Fiscal Year Ended December 31,
                             ----------------------------------
                             1989  1990  1991  1992  1993  1994
                             ----  ----  ----  ----  ----  ----
    Outlet Communications     100    34    17    16    42    67

    Nasdaq Total
    Return
    Index (US)                100    85   136   159   181   177

    Nasdaq Tele-
    communications
    Stocks Index              100    67    93   114   176   146


    Item 12.  Security Ownership of Certain Beneficial Owners
              -----------------------------------------------
              and Management.
              ---------------

          All of the issued and outstanding shares of capital stock of Outlet Broadcasting are owned by Outlet Communications.

    Item 13.  Certain Relationships and Related Transactions.
              -----------------------------------------------

    Stockholders' Agreement Outlet Communications, Outlet Broadcasting, and each of Outlet Communications' original stockholders (including MBL Life Assurance Corp., successor to Mutual Benefit) and certain of their successors and assigns are parties to a stockholders' agreement (the "Stockholders' Agreement"). As of March 17, 1995, an aggregate of 4,156,579 shares of Outlet Communications Common Stock were beneficially owned by the parties to the Stockholders' Agreement. The Stockholders' Agreement requires that the stockholders party to the Stockholders' Agreement vote their shares to fix the number of directors of Outlet Communications at 14 and elect as directors five persons designated by certain management stockholders (the "Management Stockholders") and nine persons designated by the stockholders affiliated with Wesray (the "Wesray Stockholders"). The following persons are parties to the Stockholders' Agreement: Hugh J. Byrnes, Richard D. Ferrier, Maria E. Ferrier, The Hartington Trust, Keith Hightower, John D. Howard, Julius Koppelman, Frank H. Pearl and selected trust, Frank E. Richardson, E. Burke Ross, Jr., William E. Simon, Manfred L. Steyn, Henrik
    N. Vanderlip, The OCI Trust, (Wesray Stockholders), Reginald Butts, Steve J. Caminis, Charles G. Conklin, Estate of David E. Henderson and related trusts, Frederick R. Griffiths, Thomas J. Mosher, Felix W. Oziemblewski, Gerald T. Plemmons, Josephine Renola, Garland R. Robinson, John D. Sawhill, Gerald Scher, Mara L. Snodgrass, Solomon M. Yas, Joseph A. Young (Management Stockholders) and MBL Life Assurance Corp.

    The Stockholders' Agreement also provides that each stockholder and MBL Life Assurance Corp. may not agree to sell any securities to a buyer who would as a result of such purchase own more than 50% of the outstanding Common Stock of Outlet Communications unless prior to such sale the buyer agrees to be bound by the Stockholders' Agreement and affords each stockholder the opportunity to sell a pro rata portion of his shares on the same terms and conditions.

    The Stockholders' Agreement terminates on the earlier of (i) December 9, 1996; (ii) the date that the Wesray Stockholders, Management Stockholders and MBL Life Assurance Corp. own an aggregate of less than 50% of Outlet Communications issued and outstanding Common Stock; and (iii) the date of an event of bankruptcy or insolvency of Outlet Communications or Outlet Broadcasting or foreclosure or similar actions or proceedings by the senior bank lender. Mutual Benefit was placed in rehabilitation by the New Jersey Commissioner of Insurance on July 16, 1991 and is currently in liquidation. MBL Life Assurance Corp. is the transferee of certain assets formerly held by Mutual Benefit, including the holdings of Mutual Benefit in Outlet Communications' Common Stock.

    Management Consulting Agreement In July 1986, Outlet Broadcasting entered into an agreement for management consulting services with Harding Service, of which Mr. Richardson and Mr. Walsh are stockholders and Messrs. Koppelman, Richardson and Walsh are directors. For a description of the agreement with Harding Service, see "Compensation Committee Interlocks and Insider Participation."
                                     - 43 -

    Transactions with the Law Firm of Hinckley, Allen & Snyder The law firm of Hinckley, Allen & Snyder of which Mr. Carlotti, a director of Outlet Broadcasting, is Managing Partner, provided legal services to Outlet Broadcasting during fiscal year 1994.


    Future Transactions with Affiliates

          It is the policy of Outlet Broadcasting with respect to future transactions with persons or entities affiliated with officers, directors, employees, or stockholders of Outlet Broadcasting which relate to the operation of the business of Outlet Broadcasting, that any such transactions shall be on terms no less favorable to Outlet Broadcasting than could have reasonably been obtained in arms-length transactions with independent third parties and shall also be approved by a majority of the independent and disinterested directors of Outlet Broadcasting. It is also the policy of Outlet Broadcasting that any loans made in the future to officers, employees, directors, stockholders, or affiliates of Outlet Broadcasting must be approved by a majority of the independent and disinterested directors of Outlet Broadcasting.

                                    PART IV

    Item 14.  Exhibit, Financial Statement Schedules, and Reports on
              ------------------------------------------------------
              Form 8-K.
              ---------

          (a).  (1)  Financial Statements and Schedules

          The following Consolidated Financial Statements of Outlet Broadcasting, Inc., appear on pages F-1 through F-23 hereof.

          Consolidated Balance Sheets as of December 31, 1994, and
          1993.

          Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

          Notes to Consolidated Financial Statements -- December 31,
          1994.

              (2) The following Financial Statement Schedules of Outlet Broadcasting, Inc. are included herein.

    For the years ended December 31, 1994, 1993 and 1992:

    Page Herein      Schedule
    -----------      --------

          S-1        Schedule II     --  Valuation and Qualifying
                                                      Accounts


    All supporting schedules other than the above have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

          (b).  Reports on Form 8-K.  None.

          (c). Exhibits (an exhibit index immediately preceding the exhibits indicates the page number where each exhibit can be found).

          Outlet Broadcasting will furnish, upon request, any exhibit listed herein upon the payment of a fee not to exceed reasonable expenses incurred by Outlet Broadcasting in furnishing such exhibit.

    3.   (a)      Certificate of Incorporation*, as amended,
                  December 17, 1987;**and September 19, 1989;***
         (b)      By-Laws;**
    4.            Indenture, dated as of July 8, 1993 between Outlet
                  Broadcasting, Inc. and Bankers Trust Company, as
                  Trustee, governing Outlet Broadcasting, Inc. 10 7/8%
                  Senior Subordinated Notes Due 2003;***
    10.  Material contracts:
         (a)      Agreement for Management Consulting Services, dated
                  July 31, 1986, by and between Harding Service Corporation and Outlet Communications, Inc.;*(1)
         (b)(i)   Stockholders' Agreement, dated December 10, 1986, by
                  and among Outlet Communications, Inc.; Outlet
                  Broadcasting, Inc. and the persons named therein
                  (the Stockholders' Agreement);***
         (b)(ii)  Amendment No. 1, dated as of December 1, 1987, to the Stockholders' Agreement;***
         (b)(iii) Agreement dated July 26, 1988, by and among Outlet
                  Communications, Inc.; Outlet Broadcasting, Inc.
                  and the persons named therein amending the Stockholders' Agreement;***
         (c)      Credit and Guaranty Agreement dated as of June 28,
                  1993 among Outlet Broadcasting, Inc. and Outlet
                  Communications, Inc. and Fleet National Bank;***
         (d)      Supplemental Retirement Plan;***(1)
         (e)      1992 Stock Incentive Plan, as amended and
                  restated;***(1)
         (f)(i)   Employment Agreement, dated April 1, 1989, among
                  Felix W. Oziemblewski and Outlet Broadcasting, Inc.
                  and Outlet Communications, Inc.;****(1)
         (f)(ii)  Employment Agreement, dated January 1, 1995, among
                  Linda Sullivan and Outlet Broadcasting, Inc.
                  and Outlet Communications, Inc.;********(1)
         (f)(iii) Employment Agreement, dated May 1, 1993 among
                  Douglas E. Gealy and Outlet Broadcasting, Inc. and
                  Outlet Communications, Inc.***(1)
         (f)(iv)  Employment Agreement, dated January 1, 1993, between
                  James G. Babb and Outlet Communications, Inc.;****** as amended December 17, 1993;*******(1)
         (f)(v)   Employment Agreement, dated January 1, 1995, among
                  Adam G. Polacek and Outlet Broadcasting, Inc.
                  and Outlet Communications, Inc.;********(1)
         (f)(vi)  Employment Agreement, dated January 1, 1995 among
                  Steven Soldinger and Outlet Broadcasting, Inc. and
                  Outlet Communications, Inc.********(1)
         (g)      Lease Agreement dated as of September 27, 1982
                  between WBNS-TV and Outlet Broadcasting, Inc.
                  regarding tower facility of WCMH;***
         (h)      Station Affiliation Agreement, dated as of
                  September 1, 1994, between WB Communications and
                  Outlet Broadcasting;********

         (i)      Time Brokerage Agreement dated as of March 18,
                  1994 among Outlet Broadcasting, Inc. and Fant
                  Broadcasting Company of Ohio, Inc. and Outlet
                  Communications, Inc.********

         (j) Press Release, dated March 21, 1995, announcing the retention of a financial advisor to explore strategic alternatives.********

    22.  Subsidiaries of the Registrant:
           Outlet Productions, Inc.; Biltout, Inc.; and WATL-TV
           Pro Wrestling, Inc.

    __________________
    *             Incorporated by reference from the Registration
    Statement on Form S-1, Registration No. 33-9442, declared effective by the Securities and Exchange Commission on January 21, 1987.

    **            Incorporated by reference from Current Report on
    Form 10-K for the year ended December 31, 1987.

    ***           Incorporated by reference from Outlet Broadcasting,
    Inc. Registration Statement on Form S-1, Registration No. 33-62292, declared effective by the Securities and Exchange Commission on July 8, 1993.

    ****          Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1989.

    *****         Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1990.

    ******        Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1992.

    *******       Incorporated by reference from Annual Report on
    Form 10-K for the year ended December 31, 1993.

    ********      Filed herewith.

    ________________________________________________
    (1) Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                   OUTLET BROADCASTING, INC.



                                   /s/ James G. Babb
                                   -------------------------------
                                   By:  James G. Babb
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer



    Dated:  March 27, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                  Title                Date
         ---------                  -----                ----


    Principal Executive
      Officer:

    /s/ James G. Babb            Chairman of the      March 27, 1995
    -----------------------      Board, President,
    James G. Babb                Chief Executive
                                 Officer, and
                                 Director

    Principal Financial and
      Accounting Officer:

    /s/ Felix W. Oziemblewski    Vice President and   March 27, 1995
    --------------------------   Chief Financial
    Felix W. Oziemblewski        Officer

         Directors:

    /s/ Letitia Baldrige        Director          March 27, 1995
    -------------------------
    Letitia Baldrige


    /s/ Robert C. Butler        Director          March 27, 1995
    -------------------------
    Robert C. Butler


    /s/ Stephen J. Carlotti     Director          March 27, 1995
    -------------------------
    Stephen J. Carlotti


    /s/ Frederick R. Griffiths  Director          March 27, 1995
    --------------------------
    Frederick R. Griffiths


    /s/ Julius Koppelman        Director          March 27, 1995
    --------------------------
    Julius Koppelman


    /s/ Leonard Lieberman       Director          March 27, 1995
    ---------------------------
    Leonard Lieberman


    /s/ James K. Makrianes      Director          March 27, 1995
    ---------------------------
    James K. Makrianes


    /s/ Victor H. Palmieri      Director          March 27, 1995
    ---------------------------
    Victor H. Palmieri


    /s/ Frank E. Richardson     Director          March 27, 1995
    ---------------------------
    Frank E. Richardson


    /s/ Frank E. Walsh, Jr.     Director          March 27, 1995
    ---------------------------
    Frank E. Walsh, Jr.


    /s/ Solomon M. Yas          Director          March 27, 1995
    ---------------------------
    Solomon M. Yas

                        Report of Independent Auditors

Board of Directors
Outlet Broadcasting, Inc.

We have audited the accompanying consolidated balance sheets of Outlet Broadcasting, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outlet Broadcasting, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 4 and 9 to the financial statements, in 1993 the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

                                                    ERNST & YOUNG LLP

Providence, Rhode Island
February 10, 1995

                           Outlet Broadcasting, Inc.

                         Consolidated Balance Sheets

                                                                     December 31
                                                           1994                        1993
                                                      ------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                           $  7,840,000                 $  1,756,000
  Trade accounts receivable, less allowance for
    doubtful accounts of $321,000 in 1994 and
    $300,000 in 1993                                    13,640,000                   10,840,000
  Film contract rights                                   3,350,000                    3,769,000
  Other current assets                                   1,171,000                      793,000
                                                      -----------------------------------------
Total Current Assets                                    26,001,000                   17,158,000

Other Assets
  Film contract rights                                   1,012,000                    2,093,000
  Deferred financing costs and other                     3,399,000                    3,385,000
                                                      -----------------------------------------
                                                         4,411,000                    5,478,000


Property and Equipment
  Land                                                   1,899,000                    1,832,000
  Buildings                                             10,967,000                   10,474,000
  Fixtures and equipment                                36,766,000                   31,491,000
                                                      -----------------------------------------
                                                        49,632,000                   43,797,000
  Less accumulated depreciation                         27,115,000                   25,674,000
                                                      -----------------------------------------
                                                        22,517,000                   18,123,000

Intangible Assets                                       76,999,000                   76,852,000
                                                      -----------------------------------------
                                                      $129,928,000                 $117,611,000
                                                      =========================================

                                                               December 31
                                                       1994                    1993
                                                 --------------------------------------
Liabilities and Stockholder's Equity
Current Liabilities
  Trade accounts payable                          $    801,000            $    153,000
  Accrued expenses                                  10,394,000               8,894,000
  Film contracts payable                             4,174,000               4,187,000
  Deferred revenue                                     833,000
  Federal and state income taxes                     2,724,000               2,200,000
  Current portion of long-term debt                  4,500,000               3,500,000
                                                 --------------------------------------
Total Current Liabilities                           23,426,000              18,934,000


Long-Term Debt
  Loan payable                                      15,000,000              19,500,000
  Notes payable                                     60,000,000              60,000,000
                                                 --------------------------------------
                                                    75,000,000              79,500,000

Other Liabilities
  Film contracts payable                             1,019,000               2,754,000
  Unfunded pensions                                  2,355,000               2,652,000
  Deferred revenue                                   3,889,000
  Deferred income taxes                              4,403,000               4,554,000
  Other                                              3,432,000               3,432,000
                                                 --------------------------------------
                                                    15,098,000              13,392,000

Stockholder's Equity
  Capital stock                                         10,000                  10,000
  Capital surplus                                   32,532,000              32,482,000
  Accumulated deficit                              (16,138,000)            (26,707,000)
                                                 --------------------------------------
                                                    16,404,000               5,785,000
                                                 --------------------------------------
                                                  $129,928,000            $117,611,000
                                                 ======================================

See accompanying notes.

                          Outlet Broadcasting, Inc.

                    Consolidated Statements of Operations

                                                                     Year ended December 31
                                                        1994                    1993                      1992
                                                   ----------------------------------------------------------------
Net revenue                                         $59,442,000              $46,952,000               $45,153,000
Operating expenses:
  Technical, programming and news                    20,113,000               18,035,000                18,709,000
  Selling, general and administrative                13,774,000               11,641,000                11,159,000
  Depreciation                                        2,775,000                2,488,000                 2,628,000
  Amortization of intangibles                         2,605,000                2,360,000                 2,360,000
                                                   ----------------------------------------------------------------
                                                     39,267,000               34,524,000                34,856,000
                                                   ----------------------------------------------------------------
Operating income                                     20,175,000               12,428,000                10,297,000

Interest expense:
  Loan and notes payable                             (8,467,000)              (7,392,000)               (6,680,000)
  Note payable to shareholder                                                 (4,016,000)               (7,309,000)
Other income (expense):
  Interest income                                       141,000                  239,000                   910,000
  Other income                                          276,000                1,694,000                   574,000
  Other expense                                        (896,000)                (611,000)                 (617,000)
                                                   ----------------------------------------------------------------

Total interest and other income (expense)            (8,946,000)             (10,086,000)              (13,122,000)
                                                   ----------------------------------------------------------------
Income (loss) before items noted below               11,229,000                2,342,000                (2,825,000)
Nonrecurring items, net                                                                                  1,401,000
                                                   ----------------------------------------------------------------
Income (loss) before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting principle           11,229,000                2,342,000                (1,424,000)
Income taxes                                            660,000                  316,000                   128,000
                                                   ----------------------------------------------------------------
Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle                               10,569,000                2,026,000                (1,552,000)

Extraordinary loss, net                                                       (1,826,000)
Cumulative effect of change in method of
  accounting for income taxes                                                  4,434,000
                                                   ----------------------------------------------------------------
Net income (loss)                                   $10,569,000              $ 4,634,000               $(1,552,000)
                                                   ================================================================


                          Outlet Broadcasting, Inc.



                                                                                      Year ended December 31
                                                                              1994            1993            1992
                                                                          ----------------------------------------------

Income (loss) per share:
  Before extraordinary loss and
    cumulative effect of change in
    accounting principle                                                    $10.57            $2.03           $(1.55)
  Extraordinary loss, net                                                                     (1.83)
  Cumulative effect of change in
   method of accounting for income
   taxes                                                                                       4.43
                                                                          ----------------------------------------------
Net income (loss) per share                                                 $10.57            $4.63           $(1.55)
                                                                          ==============================================

See accompanying notes.

                          Outlet Broadcasting, Inc.

               Consolidated Statements of Stockholder's Equity



                                     Class A Common Stock
                                  ---------------------------
                                     Number of       Par           Capital           Accumulated
                                      Shares        Value          Surplus             Deficit              Total
                                  -----------------------------------------------------------------------------------


Balances at December 31, 1991       1,000,000       $10,000      $32,444,000         $(29,789,000)       $ 2,665,000
Net loss                                                                               (1,552,000)        (1,552,000)
                                  -----------------------------------------------------------------------------------
Balances at December 31, 1992       1,000,000        10,000       32,444,000          (31,341,000)         1,113,000

Contribution of capital                                               38,000                                  38,000
Net income                                                                              4,634,000          4,634,000
                                  -----------------------------------------------------------------------------------
Balances at December 31, 1993       1,000,000        10,000       32,482,000          (26,707,000)         5,785,000

Contribution of capital                                               50,000                                  50,000
Net income                                                                             10,569,000         10,569,000
                                  -----------------------------------------------------------------------------------
Balances at December 31, 1994       1,000,000       $10,000      $32,532,000         $(16,138,000)       $16,404,000
                                  ===================================================================================

See accompanying notes.

                          Outlet Broadcasting, Inc.

                    Consolidated Statements of Cash Flows



                                                                Year ended December 31

                                                       1994             1993              1992
                                                   -----------------------------------------------
Operations:
Net income (loss)                                   $10,569,000      $ 4,634,000       $(1,552,000)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operations:
    Depreciation and amortization                     5,380,000        4,848,000         4,988,000
    Amortization of other assets                        365,000          272,000           402,000
    Accretion of debt discount                                           649,000         1,059,000
    Change in accounting principle                                    (4,434,000)
    Extraordinary loss--net                                            1,826,000
    (Decrease) increase in deferred
      taxes                                            (151,000)       1,186,000           423,000
    Increase in accounts receivable                  (2,800,000)      (1,010,000)         (302,000)
    Amortization of film contract
      rights                                          5,662,000        5,633,000         6,995,000
    Increase in prepaid film contract
      rights                                         (4,149,000)      (4,672,000)       (3,460,000)
    (Increase) decrease in other
      current assets                                   (369,000)         395,000          (105,000)
    Increase (decrease) in accounts
      payable and accrued expenses                    2,148,000       (3,575,000)       (1,543,000)
    Decrease in film contracts payable               (1,773,000)        (409,000)       (2,497,000)
    Increase in deferred revenue                      4,722,000
    Increase (decrease) in income
      taxes payable                                     524,000         (984,000)          943,000
    Gain on sale of real estate                                                         (1,401,000)
    Other                                              (662,000)        (487,000)         (306,000)
                                                   -----------------------------------------------
Net Cash Provided by Operations                      19,466,000        3,872,000         3,644,000

                          Outlet Broadcasting, Inc.


                                                       Year ended December 31
                                              1994             1993              1992
                                          -------------------------------------------------
Investing:
Capital expenditures--net of disposals     (3,385,000)       (5,907,000)       (2,943,000)
Investment in local marketing
  agreement                                (1,055,000)
Acquisition of broadcast station           (5,478,000)
Proceeds from sale of real estate                                               7,100,000
Other                                         (14,000)
                                          -------------------------------------------------
Net Cash (Used) Provided by
  Investing                                (9,932,000)       (5,907,000)        4,157,000

Financing:
Issuance of notes payable                                    60,000,000
Proceeds from issuance of term loan                          25,000,000
Payment of loan payable                    (3,500,000)       (2,000,000)
Payment of mortgage                                                            (2,859,000)
Payment of long-term debt                                   (44,150,000)       (3,310,000)
Repurchase of debt                                                             (6,825,000)
Redemption of note payable to
  shareholder                                               (43,946,000)
Contribution of capital                        50,000            38,000
Debt refinancing costs                                       (3,151,000)
Premium on debt refinancing                                  (2,207,000)
                                          -------------------------------------------------
Net Cash Used by Financing                 (3,450,000)      (10,416,000)      (12,994,000)
                                          -------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                          6,084,000       (12,451,000)       (5,193,000)
Cash and cash equivalents at
  beginning of year                         1,756,000        14,207,000        19,400,000
                                          -------------------------------------------------
Cash and Cash Equivalents at End
  of Year                                  $7,840,000        $1,756,000       $14,207,000
                                           ================================================

See accompanying notes.

                          Outlet Broadcasting, Inc.

                  Notes to Consolidated Financial Statements

                              December 31, 1994


1. Basis of Presentation

Outlet Broadcasting, Inc. (the Company) is a wholly-owned subsidiary of Outlet Communications, Inc. (the Parent Company). The consolidated financial statements include the accounts of Outlet Broadcasting, Inc. (the Company) and its wholly-owned subsidiaries. At December 31, 1994, the Company's operations consist of two owned VHF television stations and one owned UHF television station along with one UHF television station operated under a local marketing agreement. All material intercompany accounts are eliminated.

2. Significant Accounting Policies

Revenues

Broadcasting stations derive revenue from the sale of program time and spot announcements to local, regional and national advertisers, and from compensation received from carrying network programs and commercials. Advertising revenue and network compensation are recognized in the period during which the program time and spot announcements are broadcast. Revenue is also derived from the production of film and taping of advertising materials. Production revenue is recognized in the period when the service is provided.

Deferred revenue represents a one-time payment received upon renewal of the Company's affiliation with a broadcasting network which will be amortized into revenue over the term of the affiliation. The amount of deferred revenue to be amortized over the ensuing period of twelve months is included in current liabilities.

Film Contract Rights

Film contract rights are recorded when the license period begins and the program is available for showing. The costs of film contract rights are amortized on accelerated methods over the contract period or as the program is used, whichever provides the greater amortization on an accumulated basis. The costs of programs expected to be used within one year are classified as a current asset. Payments for film contracts are made pursuant to contractual terms over periods that are generally shorter than the lives of the rights.

                           Outlet Broadcasting, Inc.

2. Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated on the straight-line basis over the estimated useful lives of the property and equipment varying from 3 to 40 years.

Intangible Assets

Intangible assets primarily include network affiliation agreements, station licenses and goodwill and are being amortized using the straight-line method up to 40 years.

Income (loss) Per Share

Income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock - 1,000,000 shares.

Cash Equivalents

Cash equivalents include highly liquid investments with a maturity of three months or less when purchased.

Concentration of Credit Risk

The Company operates television stations which serve the Columbus and Chillicothe, Ohio; Providence, Rhode Island--New Bedford, Massachusetts and Raleigh--Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina markets. The Company grants credit to customers, substantially all of whom are either local advertisers within these markets or national advertising agencies.

                          Outlet Broadcasting, Inc.

3. Acquisition and Local Marketing Agreement

In March 1994, the Company entered into a local marketing agreement ("LMA") with the licensee of UHF television station WWHO, Chillicothe, Ohio. Under the agreement, the Company will serve as a broker for the sale of WWHO's advertising time and provide it with certain programming and operating capabilities. The Company's obligations commenced April 18, 1994 and, since that date, results of operations for WWHO are included with those of the Company. The Company made an initial investment in the LMA of $1,055,000 which included an option, valued at $475,000, to purchase the station. The total investment is being amortized over the initial ten-year term of the LMA. In addition, the Company agreed to reimburse the licensee for certain annual operating expenses and debt service which, during 1994, totaled $392,000. The Company has also agreed to share with the licensee specified percentages of net operating income, as defined in the LMA. In this regard, the Company is allowed to recover its aggregate investment (excluding the option) and operating expense and debt service payments from the net revenue of WWHO prior to making percentage payments from net operating income. There were no such payments required in 1994. The LMA will automatically renew for two additional periods of five years unless canceled by the Company.

On August 10, 1994, the Company purchased the assets and broadcast license of television station, WNCN (formerly WYED), for an aggregate price of $5,478,000. WNCN is an independent television station licensed to Goldsboro, NC, and broadcasts in the Raleigh--Durham (Fayetteville, Goldsboro, and Rocky Mount), North Carolina market area. Funds for the acquisition were provided by the Company's internal operations. The transaction was accounted for using the purchase method of accounting. Results of operations for WNCN are included with those of the Company subsequent to the date of acquisition. Pro forma net revenue, net income and net income per share for 1994 and 1993 would not have been significantly different from the actual historical amounts.

                          Outlet Broadcasting, Inc.

4. Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

                                       1994         1993         1992
                                  -----------------------------------------
                                           (Dollars in thousands)
Current:
 Federal                               $531       $ (870)       $(281)
 State                                  280                       (14)
                                  ------------------------------------------
                                        811         (870)        (295)
Deferred:
 Federal                                (70)       1,265          379
 State                                  (81)         (79)          44
                                  ------------------------------------------
                                       (151)       1,186          423
                                  ------------------------------------------
                                        660          316          128
Extraordinary loss:
 Federal                                            (940)
                                  ------------------------------------------
                                        -0-         (940)         -0-
                                  ------------------------------------------
                                       $660       $ (624)       $ 128
                                  ==========================================

Income taxes paid                      $287       $  114        $  17
                                  ==========================================

Income tax expense (benefit) computed using the federal statutory rate is reconciled to the reported income tax provisions before extraordinary credits as follows:

                                           Year ended December 31
                                       1994         1993         1992
                                  ------------------------------------------
                                           (Dollars in thousands)

Statutory tax expense (benefit)     $ 3,930      $   796        $(484)
State income taxes (net of
federal income tax benefit)             129          (52)          20
Amortization of intangible assets       529          500          409
Original issue discount                                           360
Adjust prior year tax estimate          311       (1,040)        (281)
Change in valuation reserve          (4,256)          93
Alternative minimum tax                              115
Other                                    17          (96)         104
                                  ------------------------------------------
                                    $   660      $   316        $ 128
                                  ===========================================

                          Outlet Broadcasting, Inc.

4. Income Taxes (continued)

Pursuant to tax regulations released in 1994, the Company allocated to equity certain proceeds received from a prior year's issuance of debt and related common stock purchase warrants, thereby increasing the Company's net operating loss carryover by $13,301,000 and increasing the deferred tax asset and the related valuation reserve by $4,745,000.

Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" and adjusted previously recorded deferred taxes. The Company has reflected the effect of adopting Statement 109 as a change in accounting principle at the beginning of 1993. The cumulative effect of the change increased net income for the year ended December 31, 1993 by $4,434,000 or $4.43 per share.

Deferred income taxes represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, at currently enacted rates. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993, are as follows:

                                                  1994         1993
                                            -----------------------------
Deferred tax liabilities:
 Amortization of network affiliation
  agreements and FCC licenses                   $12,058      $12,475
 Amortization of film contracts                   1,173          620
 Depreciation                                     1,400          313
 Other                                                7          101
                                            -----------------------------
Total deferred tax liabilities                   14,638       13,509

Deferred tax assets:
 Net operating loss carryover                     9,244        9,631
 Accrued expenses not currently deductible
  for tax purposes                                  768        1,398
 Unfunded pensions                                2,282        1,687
 Deferred revenue                                 2,030
 Other                                            1,788        1,584
                                            -----------------------------
Total deferred tax assets                        16,112       14,300
Valuation reserve for deferred tax assets        (5,877)      (5,345)
                                            -----------------------------
Net deferred tax assets                          10,235        8,955
                                            -----------------------------
Net deferred tax liability                      $ 4,403      $ 4,554
                                            =============================

                          Outlet Broadcasting, Inc.

4. Income Taxes (continued)

The components of the deferred income tax provision for the year ended December 31, 1992 were as follows:

                                                                  1992
                                                                 ------
Film amortization                                                $(333)
Depreciation                                                       435
Amortization of intangibles                                        919
State income taxes                                                  34
Net operating loss                                                (412)
Gain on sale of assets                                            (396)
Other--net                                                         176
                                                                 -----
                                                                 $ 423
                                                                 =====

The Company has tax loss carryforwards totaling $24,025,000. The tax loss carryforwards expire as follows:

Year
----
2005                                                            $ 5,375
2006                                                             13,970
2007                                                              2,259
2008                                                              2,421
                                                                -------
                                                                $24,025
                                                                =======

                          Outlet Broadcasting, Inc.

5. Long-term Debt

Long-term debt consists of the following:

                                                     December 31
                                                 1994           1993
                                                ---------------------
                                                (Dollars in thousands)
Senior loan payable to bank, principal and
  interest payable in quarterly installments
  to September 30, 1998, interest is based
  on LIBOR plus 2.5% (7.8125% at December 31,
  1994) secured by substantially
  all of the assets of the
  Company                                       $19,500       $23,000

10 7/8% Senior Subordinated Notes, due
  July 15, 2003, interest payable
  semiannually on January 15 and
  July 15                                        60,000        60,000
                                               -----------------------
                                                 79,500        83,000
Less current portion                              4,500         3,500
                                               -----------------------
                                                $75,000       $79,500
                                               =======================

On June 28, 1993, the Company entered into a Credit and Guaranty Agreement (the Agreement) with a bank under which the bank agreed to provide a secured senior credit facility consisting of a term loan in the principal amount of $25,000,000 and revolving loans in the maximum principal amount outstanding of $5,000,000. The term loan is payable in quarterly installments through September 30, 1998. Amounts outstanding on the revolving loan would be payable in three fluctuating quarterly installments no later than June 30, 1999.
The Agreement provides for payment of a commitment fee equal to 1/2% of the unused portion of the revolving loan. The Agreement also provides for principal payments based on the immediately preceding fiscal year's excess cash flow, as defined in the Agreement, commencing July 1, 1995; however, the principal payment due July 1, 1995 has been waived by the bank. On July 15, 1993, in a public offering, the Company issued 10 7/8% Senior Subordinated Notes due 2003 in the principal amount of $60,000,000.

                          Outlet Broadcasting, Inc.

5. Long-term Debt (continued)

The loan and notes payable contain certain covenants that, among other things, limit the ability of the Company to incur debt, pay cash dividends on or repurchase capital stock (as defined in the Agreement), enter into certain transactions with affiliates, acquire and/or dispose of certain assets and engage in mergers and consolidations. The obligations were entered into in order for the Company to undertake a refinancing of its outstanding long-term debt, which was completed during 1993. As a result of the refinancing, the Company incurred one-time debt extinguishment costs in the amount of $1,826,000, net of income taxes, reported as an extraordinary loss during the year ended December 31, 1993.

During 1993, the Company repaid in full its Junior Subordinated Note payable to The Mutual Benefit Life Insurance Company. Interest on the note was payable
(i) at the rate of 9% per annum (which interest was accrued and added semiannually to the principal amount of the note through August 1, 1991), and (ii) semiannually thereafter, based on the note's principal amount of $50,000,000, with payments commencing on February 1, 1992, and continuing until maturity on February 1, 1997, at 12.5% per annum. The note was recorded at a discounted value at an effective interest rate of 17.2%, which was being amortized over the term of the note. The Mutual Benefit Life Insurance Company is a shareholder of the Parent Company.

Cash payments for interest during the years ended December 31, 1994, 1993 and 1992 were $8,096,000, $13,071,000 and $13,150,000, respectively.

Annual maturities of long-term debt during each of the next five years are as follows (dollars in thousands): 1995-$4,500; 1996-$5,000; 1997-$5,500;
1998-$4,500; 1999-none.

                          Outlet Broadcasting, Inc.

6. Lease Obligations and Commitments

The Company has several operating leases involving equipment. As of December 31, 1994, the future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more were as follows:

                                                             (Dollars
                                                          (in thousands)
                                                          --------------
     1995                                                     $  309
     1996                                                        274
     1997                                                        155
     1998                                                        157
     1999                                                        147
     Thereafter                                                  613
                                                              ------
                                                              $1,655
                                                              ======

Rent expense for all operating leases was approximately $604,000, $692,000, and $796,000, for the years ended December 31, 1994, 1993 and 1992, respectively.

The Company has commitments to acquire approximately $10,992,000 of film contract rights at December 31, 1994. The Company has also agreed to reimburse the licensee of television station WWHO for certain annual operating and debt service expenses over the duration of the LMA. The reimbursement for 1995 is estimated at $612,000 and, in subsequent years, may approximate that amount.

At December 31, 1994, the Company remains contingently liable on approximately $12,884,000 of store leases expiring on various dates through 2007, applicable to a retail division, which was sold as of the fiscal year ended January
31, 1983. Substantially all of the leases have been assumed by others, and management believes that future payments, if any, would not be material to the Company's financial statements. In connection with the sale of television stations to third parties, the Company also remains contingently liable on approximately $4,600,000 of building and tower leases related to radio and television stations sold in March 1990.

                          Outlet Broadcasting, Inc.

7. Nonrecurring Items and Extraordinary Loss

The extraordinary loss in 1993 represents debt extinguishment costs as described in Note 5. Nonrecurring items in 1992 represent a gain on the sale of real estate, net of write-offs of marketable securities in the amount of $148,000.

8. Commissions

Net revenue for the years ended December 31, 1994, 1993, and 1992 are net of agency and national representative commissions of approximately $11,547,000 $9,140,000 and $8,877,000, respectively.

9. Employee Benefit Plans

The Company has both qualified and nonqualified noncontributory pension plans covering all employees age 21 or over with one year of service, excluding certain collective bargaining groups. Pension costs are actuarially computed. The Company's policy is to fund amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of ERISA. Benefits are based on (i) the three consecutive years in which compensation affords the highest average, and (ii) total years of service. Net pension costs for the indicated years ended December 31 consist of:

                                        1994           1993         1992
                                  --------------------------------------------
                                             (Dollars in thousands)
Service costs--benefits earned
 during the period                  $   215        $   305      $   256
Interest cost on projected
 benefit obligations                  1,583          1,613        1,590
Actual return on assets              (1,341)        (1,311)      (1,278)
Net amortization and other              108             73           19
                                  --------------------------------------------
                                    $   565        $   680      $   587
                                  ============================================

                          Outlet Broadcasting, Inc.

9. Employee Benefit Plans (continued)

The Company suspended the qualifed pension plan as of September 1, 1994. The Company's actuary determined the curtailment loss associated with the suspended benefits to be $220,000.

Assumptions used in accounting for the pension plans are as follows at December 31:

                                    1994           1993           1992
                             ------------------------------------------------

Discount rate                       7.5%           7.5%           8.5%
Average rate of increase in
 compensation levels                 6%             6%             6%
Expected long-term rate of
 return on assets                 5.5%-8.5%      5.5%-8.5%      5.5%-8.5%

The following table sets forth the funded status of the plans measured as of December 31:

                                                 1994           1993
                                           --------------------------------
                                                 (Dollars in Thousands)
Vested benefit obligations                      $(20,051)     $(21,092)
                                           ================================

Accumulated benefit obligations                 $(20,281)     $(21,404)
                                           ================================
Projected benefit obligations                   $(20,281)     $(22,773)
Plan assets at fair value, primarily cash
 equivalents and listed stocks and bonds          15,326        16,657
                                           --------------------------------
Projected benefit obligation in excess of
 plan assets                                      (4,955)       (6,116)

Unrecognized net actuarial gain                     (876)       (1,745)
Unrecognized prior service cost                      159           372
Unrecognized net transition obligation             1,313         3,393
Adjustment for minimum liability                    (774)         (651)
                                           ---------------------------------

Accrued pension liability                       $ (5,133)     $ (4,747)
                                           =================================

                          Outlet Broadcasting, Inc.

On September 1, 1994, the Company established the Outlet Broadcasting Inc. 401(k) and Profit Sharing Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code, for the benefit of substantially all employees not covered by a collective bargaining agreement, unless the agreement allows for participation in the Plan. The Plan allows the employees to contribute up to 15% of their regular earnings. The Company contributes, for the personal account of each employee, 25% of the first 6%. Plan expense in 1994 was approximately $67,000. In addition, the Company may make discretionary profit sharing contributions annually.

The Company provides postretirement medical reimbursement benefits to elected corporate officers who have met certain service requirements. Most of eligible participants are currently retired. As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires the cost of providing postretirement medical reimbursement benefits to be accrued over the eligible employees' service period. Prior to 1993, the Company expensed these benefits as they were paid. As permitted by the new standard, the Company elected to recognize its accumulated postretirement benefit of obligation at January 1, 1993, on a delayed basis.

The following table provides information on the status of the medical reimbursement benefit plan as of December 31:

                                                   1994            1993
                                                  -----------------------
                                                  (Dollars in thousands)
Accumulated postretirement benefit obligation:
  Retirees                                        $(682)          $(686)
  Fully eligible plan participants                  (71)            (83)
  Other active plan participants                    (28)            (17)
                                                  -----------------------
Total                                              (781)           (786)
Unrecognized transition obligation                  522             551
                                                  -----------------------
Accrued postretirement benefit cost               $(259)          $(235)
                                                  =======================

                          Outlet Broadcasting, Inc.

9. Employee Benefit Plans (continued)

Net periodic postretirement benefit costs for the indicated years ended December 31, consisted of the following:

                                                         1994         1993
                                                      ----------------------
                                                      (Dollars in thousands)
Service cost - benefits attributed to service during
  the period                                             $10          $ 10
Interest cost on accumulated postretirement benefit
  obligation                                              60            61
Amortization of unrecognized transition obligation        29            29
                                                      ----------------------
Net periodic postretirement benefit cost                 $99          $100
                                                      ======================

The Company's policy is to fund postretirement benefits as claims are paid. The accumulated postretirement benefit obligation was determined using a discount rate of 8% and a health care cost trend rate of 6%, declining to 5% in the year 2000 and thereafter. The effect of a 1% annual increase in these assumed cost trend rates would increase the accumulated postretirement benefit obligation by approximately $83,000; the annual costs would not be materially affected.

10. Intangible Assets

Intangible assets consist of the following at December 31:

                                        1994            1993
                                     ---------------------------
                                       (Dollars in thousands)
Network affiliation agreements          $34,917         $34,917
Station licenses and goodwill            62,231          59,479
                                     ---------------------------
                                         97,148          94,396
Less accumulated amortization            20,149          17,544
                                     ---------------------------
                                        $76,999         $76,852
                                     ===========================

                          Outlet Broadcasting, Inc.

11. Accrued Expenses

Accrued expenses consist of the following at December 31:

                                                            1994         1993
                                                        -----------------------
                                                         (Dollars in thousands)
Accrued interest                                          $ 3,043       $3,043
Accrued pensions                                            2,778        2,095
Accrued property taxes                                        471          462
Accrued salaries, wages and benefits                        2,120        1,404
Accrued license fees and commissions                          608          462
Accrued liabilities for claims and contingencies              596          592
Other                                                         778          836
                                                        -----------------------
                                                          $10,394       $8,894
                                                        =======================

12. Capitalization

The capitalization of the Company at December 31, 1994 and 1993 was as follows:

                                                                    Issued and
                         Description                               Outstanding
--------------------------------------------------------------------------------
Preferred stock, no par value--authorized 1,000,000 shares                  --
Class A common stock, $.01 par value--authorized 3,000,000 shares    1,000,000
Class B common stock, $.01 par value--authorized 1,000,000 shares           --

13. Litigation

During 1993, a representative body of the television broadcast industry reached an agreement with the American Society of Composers, Authors and Publishers (ASCAP) as to the total industry's obligation for the payment of music performance rights fees to that organization. The agreement provided that each television station's performance rights fees payable to ASCAP would generally approximate what the stations had paid to date. Accordingly, the Company reversed an accrued liability of $2,100,000 which provided for the Company's potential additional exposure in this matter.

                          Outlet Broadcasting, Inc.

13. Litigation (continued)

The Company is also subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

                           OUTLET BROADCASTING, INC.
                      VALUATION AND QUALIFYING ACCOUNTS      Schedule II
                             (Dollars in thousands)

                          Balance at  Additions                Balance
                          beginning    charged                 at end
                          of period   to expense  Deductions  of period
                          ----------  ----------  ----------  ---------
    Year ended
    December 31, 1992
     Allowance for
     doubtful accounts          $285        $187        $172       $300
                          ==========  ==========  ==========  =========
    Year ended
    December 31, 1993
     Allowance for
     doubtful accounts          $300        $275        $275       $300
                          ==========  ==========  ==========  =========
    Year ended
    December 31, 1994
     Allowance for
     doubtful accounts          $300        $154        $133       $321
                          ==========  ==========  ==========  =========

                                 EXHIBIT INDEX

                                                                      Page
                                                                      ----

    3.  (a)        Certificate of Incorporation*, as amended
                   December 17, 1987;**and September 19, 1989***
        (b)        By-Laws;**
    4.             Indenture, dated as of July 8, 1993 between
                   Outlet Broadcasting, Inc. and Bankers Trust
                   Company, as Trustee, governing Outlet
                   Broadcasting, Inc. 10 7/8% Senior Subordinated
                   Notes Due 2003;***
    10.  Material contracts:
         (a)       Agreement for Management Consulting Services,
                   dated July 31, 1986, by and between Harding
                   Service Corporation and Outlet Communications,
                   Inc.;*(1)
         (b)(i)    Stockholders' Agreement, dated December 10, 1986,
                   by and among Outlet Communications, Inc.; Outlet
                   Broadcasting, Inc. and the persons named therein
                   (the Stockholders' Agreement);***
         (b)(ii)   Amendment No. 1, dated as of December 1, 1987, to
                   the Stockholders' Agreement;***
         (b)(iii)  Agreement dated July 26, 1988, by and among Outlet
                   Communications, Inc.; Outlet Broadcasting, Inc.
                   and the persons named therein amending the
                   Stockholders' Agreement;***
         (c)       Credit and Guaranty Agreement dated as of June 28,
                   1993 among Outlet Broadcasting, Inc. and Outlet
                   Communications, Inc. and Fleet National Bank;***
         (d)       Supplemental Retirement Plan;***(1)
         (e)       1992 Stock Incentive Plan, as amended
                   and restated;***(1)
         (f)(i)    Employment Agreement, dated April 1, 1989, among
                   Felix W. Oziemblewski and Outlet Broadcasting, Inc.
                   and Outlet Communications, Inc.;****(1)
         (f)(ii)   Employment Agreement, dated January 1, 1995,
                   among Linda Sullivan and Outlet Broadcasting, Inc.
                   and Outlet Communications, Inc.;********(1)            76
         (f)(iii)  Employment Agreement, dated May 1, 1993 among
                   Douglas E. Gealy and Outlet Broadcasting, Inc. and
                   Outlet Communications, Inc.***(1)
         (f)(iv)   Employment Agreement, dated January 1, 1993,
                   between James G. Babb and Outlet Communications,
                   Inc.;****** as amended December 17, 1993;*******(1)
         (f)(v)    Employment Agreement, dated January 1, 1995,
                   among Adam G. Polacek and Outlet Broadcasting, Inc.
                   and Outlet Communications, Inc.;********(1)            83
         (f)(vi)   Employment Agreement, dated January 1, 1995 among
                   Steven Soldinger and Outlet Broadcasting, Inc. and
                   Outlet Communications, Inc.********(1)                 90
         (g)       Lease Agreement dated as of September 27, 1982
                   between WBNS-TV and Outlet Broadcasting, Inc.
                   regarding tower facility of WCMH;***
         (h)       Station Affiliation Agreement, dated as of
                   September 1, 1994, between WB Communications and
                   Outlet Broadcasting;********                           97

                                                                        Page
                                                                        ----
         (i)       Time Brokerage Agreement dated as of March 18,
                   1994 among Outlet Broadcasting, Inc. and Fant
                   Broadcasting Company of Ohio, Inc. and Outlet
                   Communications, Inc.********                          117

         (j)       Press Release, dated March 21, 1995, announcing
                   the retention of a financial advisor to explore
                   strategic alternatives.********                       191

    22.  Subsidiaries of the Registrant:
           Outlet Productions, Inc.; Biltout, Inc.; and WATL-TV
           Pro Wrestling, Inc.

    __________________
    * Incorporated by reference from the Registration Statement on Form S-1, Registration No. 33-9442, declared effective by the Securities and Exchange Commission on January 21, 1987.

    **             Incorporated by reference from Current Report on
    Form 10-K for the year ended December 31, 1987.

    ***            Incorporated by reference from Outlet Broadcasting,
    Inc. Registration Statement on Form S-1, Registration No. 33-62292, declared effective by the Securities and Exchange Commission on July 8, 1993.

    **** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1989.

    ***** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1990.

    ****** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1992.

    ******* Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1993.

    ********  Filed herewith.
    _____________________________________________
    (1) Management contract or compensatory plan or arrangement.