Form 10-Q
period 1995-06-30
OUTLET BROADCASTING INC
filed 1995-08-10
CIK 804060

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          ------------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

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

                       Yes   X       No
                           ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                     Outstanding at
Class of Common Stock                                 June 30, 1995
----------------------                              -----------------

Class A Common Stock, par value $.01 per share       1,000,000 shares

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES

                                   INDEX





Part I.  Financial Information
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets --
            June 30, 1995 and December 31, 1994

          Condensed Consolidated Statements of Operations --
            Three Months and Six Months Ended
            June 30, 1995 and June 30, 1994

          Condensed Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1995 and
            June 30, 1994

         Notes to Condensed Consolidated Financial
            Statements

Item 2.  Management's Discussion and Analysis


Part II. Other Information
Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                      PART I.  FINANCIAL INFORMATION
                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                               December 31,     June 30,
                                                   1994           1995
                                               ------------   ------------
                                                  (Note)      (Unaudited)
                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                $  7,840,000   $  6,804,000
     Trade accounts receivable, less allowance
      for doubtful accounts (December--$321,000;
      June--$352,000)                           13,640,000     14,205,000
     Film contract rights                        3,350,000      1,792,000
     Other current assets                        1,171,000      1,104,000
                                               ------------   ------------
       TOTAL CURRENT ASSETS                     26,001,000     23,905,000

OTHER ASSETS
     Film contract rights                        1,012,000        856,000
     Deferred financing costs                    3,019,000      2,820,000
     Other                                         380,000        556,000
                                               ------------   ------------
                                                 4,411,000      4,232,000

PROPERTY AND EQUIPMENT                          49,632,000     55,540,000
Less accumulated depreciation                   27,115,000     28,980,000
                                               ------------   ------------
                                                22,517,000     26,560,000

INTANGIBLE ASSETS, less accumulated amortization
    (December--$20,149,000; June--$21,411,000)  76,999,000     75,737,000
                                               ------------   ------------

                                              $129,928,000   $130,434,000
                                               ============   ============

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                               December 31,     June 30,
                                                   1994           1995
                                               ------------   ------------
                                                  (Note)      (Unaudited)
    LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Trade accounts payable                   $    801,000   $  1,254,000
     Accrued expenses                           10,394,000     10,247,000
     Film contracts payable                      4,174,000      1,891,000
     Deferred revenue                              833,000        833,000
     Federal and state income taxes              2,724,000      2,015,000
     Current portion of long-term debt           4,500,000      4,750,000
                                               ------------   ------------
       TOTAL CURRENT LIABILITIES                23,426,000     20,990,000

LONG-TERM DEBT
     Senior bank loan                           15,000,000     12,500,000
     10 7/8% Senior Subordinated Notes          60,000,000     60,000,000
                                               ------------   ------------
                                                75,000,000     72,500,000

OTHER LIABILITIES
     Film contracts payable                      1,019,000        859,000
     Unfunded pensions                           2,355,000      2,337,000
     Deferred revenue                            3,889,000      3,472,000
     Deferred income taxes                       4,403,000      6,970,000
     Other                                       3,432,000      3,432,000
                                               ------------   ------------
                                                15,098,000     17,070,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
     Common stock                                   10,000         10,000
     Contributed capital                        32,532,000     32,537,000
     Accumulated deficit                       (16,138,000)   (12,673,000)
                                               ------------   ------------
                                                16,404,000     19,874,000
                                               ------------   ------------

                                              $129,928,000   $130,434,000
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

                                           OUTLET BROADCASTING, INC.  AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                   Three Months Ended               Six Months Ended
                                                 June 30,       June 30,         June 30,       June 30,
                                                   1994           1995             1994           1995
Net revenue                                   $ 14,828,000   $ 17,857,000     $ 26,286,000   $ 31,327,000

Expenses:
     Technical, programming and news             4,749,000      4,956,000        9,095,000     10,062,000
     Selling, general and administrative         2,784,000      3,431,000        5,059,000      6,467,000
     Corporate expenses                            576,000        581,000        1,071,000      1,115,000
     Depreciation                                  694,000      1,036,000        1,382,000      1,950,000
     Amortization of intangible assets             620,000        631,000        1,210,000      1,262,000
                                               ------------   ------------     ------------   ------------
                                                 9,423,000     10,635,000       17,817,000     20,856,000
                                               ------------   ------------     ------------   ------------
Operating income                                 5,405,000      7,222,000        8,469,000     10,471,000

Other income (expense):
     Interest expense                           (2,101,000)    (2,145,000)      (4,199,000)    (4,264,000)
     Interest income                                19,000        103,000           29,000        192,000
     Other income                                   62,000        102,000          132,000        148,000
     Other expense                                (105,000)      (282,000)        (203,000)      (515,000)
                                               ------------   ------------     ------------   ------------
Income before income taxes                       3,280,000      5,000,000        4,228,000      6,032,000

Income taxes                                     1,438,000      2,127,000        1,829,000      2,567,000
                                               ------------   ------------     ------------   ------------

Net income                                    $  1,842,000   $  2,873,000     $  2,399,000   $  3,465,000
                                               ============   ============     ============   ============


Income per share:                             $       1.84   $       2.87     $       2.40   $       3.47
                                               ============   ============     ============   ============


Weighted average number of common shares         1,000,000      1,000,000        1,000,000      1,000,000
 outstanding                                   ============   ============     ============   ============




See accompanying notes.

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Six Months Ended

                                                 June 30,       June 30,
                                                   1994           1995
                                               ------------   ------------


Cash from operations                          $  5,559,000   $  7,745,000


Investing activities:
   Capital expenditures-net of disposals        (1,341,000)    (5,994,000)
   Investment in time brokerage agreements      (1,058,000)      (542,000)
   Investment in station acquisition              (315,000)
                                               ------------   ------------
                                                (2,714,000)    (6,536,000)

Financing activities:
   Payment of term loan                         (1,750,000)    (2,250,000)
   Other                                             8,000          5,000
                                               ------------   ------------
                                                (1,742,000)    (2,245,000)

                                               ------------   ------------
Net increase (decrease) in cash and cash      $  1,103,000   $ (1,036,000)
 equivalents                                   ============   ============













See accompanying notes.

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 1995


Note 1 - Basis of Presentation
-------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Note 2 - Income (Loss) Per Share
---------------------------------

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Note 3 - Contingent Liabilities and Commitments
------------------------------------------------

     The Company has commitments to acquire approximately $11,652,000 of film contract rights at June 30, 1995.

     At June 30, 1995, the Company remains contingently liable on approximately $12,016,000 of store leases associated with its retail division which was sold as of the fiscal year ended January 31, 1983. All of the leases have been assumed by others and management believes that future payments, if any, would not be material to the Company's financial statements.

     The Company also remains contingently liable on approximately $4,322,000 of building and tower leases related to radio and television stations sold in March 1990.

     The Company may be subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OUTLET BROADCASTING, INC. AND SUBSIDIARIES

     The Company's operations consist of three owned television stations and one television station operated under a time brokerage agreement. The owned stations include two NBC network-affiliated VHF television stations and one UHF television station affiliated with The WB Television Network. The two VHF television stations are WJAR, which serves the Providence, Rhode Island-New Bedford, Massachusetts area and WCMH, which serves the Columbus, Ohio area. The UHF television station, acquired by the Company on August 10, 1994, is WNCN which serves the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area. WNCN is scheduled to become an NBC affiliate on or before October 2, 1995.

     Since April 18, 1994, the Company has also operated UHF television station WWHO, Chillicothe, Ohio, under a time brokerage agreement with that station's licensee. The Company serves as a broker for the sale of WWHO's advertising time and provides it with certain programming and operating capabilities. In return, the Company retains a substantial percentage of WWHO's net operating income to the extent that it exceeds cumulative net operating losses. WWHO is affiliated with The WB Television Network.

Three Months Ended June 30, 1995 and June 30, 1994

     The following table sets forth a comparison of total Company operating results for the second quarters of 1994 and 1995.

                         Three Months Ended June 30
                            1994            1995           Increase(Decrease)
                               Percent           Percent      1995 vs. 1994
                               of Net            of Net             Percentage
Dollars in thousands   Amount  Revenue   Amount  Revenue   Amount      Change
---------------------  ------  --------  ------ --------   ------   ----------
Net revenue           $14,828   100.0%  $17,857    100.0%  $3,029       20.4%
Expenses:
 Technical, programming
  and news              4,749    32.0     4,956     27.8      207        4.4
 Selling, general and
  administrative        2,784    18.7     3,431     19.2      647       23.2
 Corporate expenses       576     3.9       581      3.3        5         .9
 Depreciation and
  amortization          1,314     8.9     1,667      9.3      353       26.9
Operating income      $ 5,405    36.5%  $ 7,222     40.4%  $1,817       33.6
                       ======   ======   ======    ======   =====
Net cash provided
 by operations (a)    $ 3,745    25.3%  $ 5,429     30.4%  $1,684       45.0%
                       ======   ======   ======    ======   =====       =====
Operating cash
 flow (a)             $ 6,719    45.3%  $ 8,889     49.8%  $2,170       32.3%
                       ======   ======   ======    ======   =====       =====

(a)   "Net cash provided by operations" includes all cash flows
      (including working capital changes) other than cash flows associated with investing or financing activities.
      "Operating cash flow" means operating income plus depreciation and amortization.

     Net revenue of $17,857,000 in the second quarter of 1995 increased by $3,029,000 or 20.4% compared with net revenue of $14,828,000 in the second quarter of 1994. WJAR and WCMH increased their second quarter revenue by 22.1% and 8.7%, respectively, in comparison with the prior year period. Both of these stations set second quarter revenue records. The 1994 station additions, WNCN and WWHO, provided an aggregate revenue increase in the current quarter of 7%.

     Benefiting from strong viewer ratings, advertising rates continued to trend upward, particularly at WJAR. WJAR's revenue from local and national advertising sources increased by more than 13% and 22%, respectively. The station accounted for approximately 40% of the Company's total second quarter revenue gain. At WCMH, local revenue was only slightly ahead of the prior year. The station's improvement in second quarter revenue principally resulted from an increase of approximately 17% in national revenue. Both VHF television stations more than doubled their network compensation for the 1994 second quarter.

     Technical, programming and news expenses of $4,956,000 in the 1995 second quarter increased by $207,000 or 4.4% from $4,749,000 in the prior year period. All of the increase was attributable to the inclusion of operating expenses for WNCN and WWHO in the current year's quarter. Due primarily to continued reductions in film syndication costs, the Company's VHF television stations experienced an 8.2% decrease in technical, programming and news expenses. Also contributing to the favorable expense comparison with the prior year was the elimination of added news costs incurred by WJAR in May 1994 upon President Clinton's visit to the station. At that time, WJAR hosted and telecast a President's town meeting program. As a percent to revenue, technical, programming and news expenses were reduced to 27.8% in the current quarter from 32% a year ago.

     Selling, general and administrative expenses of $3,431,000 in the second quarter of 1995 increased by $647,000 or 23.2% compared with $2,784,000 in the 1994 second quarter. The increase reflected the 1994 additions of WNCN and WWHO. There was also an increase in sales commissions expense resulting from the revenue improvement provided by stations WJAR and WCMH. This expense increase, however, was offset by reductions in pension costs. As a percentage of revenue, selling, general and administrative expenses increased to 19.2% in the 1995 second quarter from 18.7% a year ago.

     Corporate expenses had a minor increase of $5,000 or .9% compared with the prior year period. As a percent to revenue, such expenses decreased to 3.3% in the current quarter from 3.9% a year ago. Depreciation expense and amortization of intangibles both increased in the 1995 second quarter due to the Company's 1994 investments in television stations WNCN and WWHO.

     Total expenses of $10,635,000 in the second quarter of 1995 increased by $1,212,000 or 12.9% from $9,423,000 in the prior year. The increase was virtually all attributable to the 1994 station additions described above. As a percentage of revenue, total 1995 second quarter expenses were 59.6%, down from 63.5% in the prior year period.

     Operating income of $7,222,000 in the 1995 second quarter increased by $1,817,000 or 33.6% compared with $5,405,000 in the prior year. Operating income also increased as a percentage of revenue, from 36.5% in the second quarter of 1994 to 40.4% in the second quarter of 1995. The improvement in operating income was the result of a 20.4% increase in revenue reduced by a 12.9% increase in total expenses.

     The increased operating income contributed to the Company's improvement of $1,684,000 in net cash provided by operations. Similarly, operating cash flow of $8,889,000 increased by $2,170,000 or 32.3% from last year's $6,719,000. Operating cash flow in the current year represented 49.8% of revenue compared with 45.3% of revenue in the prior year.

     In the second quarter of 1995, total interest expense of $2,145,000 increased by $44,000 or 2.1% compared to $2,101,000 a year ago. The Company has reduced its outstanding long-term debt by making quarterly payments on a term loan with a bank. However, rising market interest rates caused the interest rate on such borrowing to increase. This resulted in an increase in the current quarter's interest expense. The ratio of operating cash flow - $8,889,000, to interest expense - $2,145,000, in the 1995 second quarter was
4.1 to 1.  In the second quarter of 1994, this ratio was 3.2 to 1.

     Interest income improved in 1995 because of increased cash balances maintained during the current period and because of higher returns on invested funds. The increase in other expense in 1995 included added costs of stock options and other charges associated with the UHF stations.

     The Company's 1995 second quarter income before income taxes totalled $5,000,000. This was an improvement of $1,720,000 or 52.4% compared with pretax income in the prior year period of $3,280,000. After a 1995 second quarter provision for income taxes of $2,127,000, which increased deferred income taxes payable, net income was $2,873,000 or $2.87 per share. This compares with 1994 second quarter net income of $1,842,000 or $1.84 per share.

     Net cash provided by operations in the second quarter of 1995 totalled $5,429,000. This was an increase of $1,684,000 or 45% compared to net cash provided by operations of $3,745,000 in the second quarter of 1994. The increase reflects the Company's improved operating results.

     During the second quarter of 1995, the Company increased its cash investment in film contract rights by $1,454,000, primarily by making payment on film contract obligations. After giving effect to the period's amortization of film contract rights of $1,111,000, the increased net investment in film contract rights was $343,000. This compares with a cash investment in film contract rights of $1,247,000 during the second quarter of 1994 and a net increased investment in film contract rights of $241,000 for that period.

     The Company's increased volume of business activity, along with additional television properties, caused outstanding trade accounts receivable to trend higher in the 1995 second quarter compared with the same period a year ago.

Six Months Ended June 30, 1995 and June 30, 1994

     The following table sets forth a comparison of total Company operating results for the first six months of 1994 and 1995.

                          Six Months Ended June 30
                            1994            1995            Increase(Decrease)
                               Percent           Percent       1995 vs. 1994
                               of Net            of Net             Percentage
Dollars in thousands   Amount  Revenue   Amount  Revenue    Amount    Change
---------------------  ------  --------  ------  --------   ------  ----------
Net revenue           $26,286   100.0%  $31,327    100.0%   $5,041     19.2%
Expenses:
  Technical, programming
  and news              9,095    34.6    10,062     32.1       967     10.6
  Selling, general and
  administrative        5,059    19.2     6,467     20.6     1,408     27.8
  Corporate expenses    1,071     4.1     1,115      3.6        44      4.1
  Depreciation and
  amortization          2,592     9.9     3,212     10.3       620     23.9
Operating income      $ 8,469    32.2%  $10,471     33.4%   $2,002     23.6
                       ======   ======   ======    ======    =====
Net cash provided
 by operations (a)    $ 5,559    21.1%  $ 7,745     24.7%   $2,186     39.3%
                       ======   ======   ======    ======    =====     =====
Operating cash
 flow (a)             $11,061    42.1%  $13,683     43.7%   $2,622     23.7%
                       ======   ======   ======    ======    =====     =====

(a)  "Net cash provided by operations" includes all cash flows
     (including working capital changes) other than cash flows associated with investing or financing activities.
     "Operating cash flow" means operating income plus depreciation and amortization.

     For the first half of 1995, net revenue totalled $31,327,000. This was an increase of $5,041,000 or 19.2% compared with $26,286,000 in the prior year period. Improved economic conditions and strong viewer ratings continued to contribute to the increased revenue performance. Both of the Company's VHF television stations maintained higher unit advertising rates in the first six months of 1995 compared to 1994. The higher rates, combined with the effect of two UHF television stations added during 1994, accounted for most of the increased revenue.

     Television stations WJAR and WCMH had year-to-date revenue gains of 21.9% and 5.4% respectively. Revenues from local and national advertising sources at these two television stations increased over the prior year by 4.9% and 13.8%, respectively. Network compensation increased by more than 89%. The revenue increase provided by television stations WWHO and WNCN amounted to approximately 7.6% of the prior year's revenue total.

     Technical, programming and news expenses of $10,062,000 increased by $967,000 or 10.6% in the first six months of 1995 compared with the same period a year ago. The increase resulted from inclusion of expenses of stations WWHO and WNCN in the current year. In a year-to-year comparison of technical, programming and news expenses at the VHF stations, there was a 5.1% decrease due, primarily, to a reduction in film syndication costs.

     In the first six months of 1995, selling, general and administrative expenses increased over the prior year period by $1,408,000, or 27.8%, of which $1,350,000 resulted from new station additions, WWHO and WNCN. The remaining increase primarily represents additional sales commissions payable on increased revenues. Depreciation expense and amortization of intangibles also increased in the first six months of 1995 because of the Company's prior year investments in WWHO and WNCN.

     Total expenses of $20,856,000 in the first half of 1995 increased by $3,039,000 or 17.1% compared to $17,817,000 in the same prior year period. However, as a percentage of revenue, total expenses for the 1995 year-to-date were reduced to 66.6% from 67.8% in the first half of 1994.

     The Company's operating income for the first half of 1995 of $10,471,000 increased by $2,002,000 or 23.6% when compared with operating income of $8,469,000 in the first half of 1994. The improvement in operating income resulted from the combined effect of a 19.2% increase in revenues reduced by a 17.1% increase in total expenses.

     Interest expense increased by $65,000 in the first six months of 1995 compared with the first six months of 1994. This resulted from the impact of rising market interest rates on the borrowing rate of the Company's senior loan with a bank. Interest income improved in 1995 because of increased cash balances maintained during the current period and because of higher returns on invested funds.

     In the first half of 1995, the ratio of operating cash flow - $13,683,000, to interest expense - $4,264,000, was 3.2 to 1. In the first half of 1994, this ratio was 2.6 to 1.

     The Company's 1995 first half income before income taxes amounted to $6,032,000. This was an improvement of $1,804,000 compared to pretax income of $4,228,000 in the prior year period. After a 1995 first half provision for income taxes of $2,567,000, which increased deferred income taxes payable, net income was $3,465,000 or $3.47 per share. This compares with net income in the first half of 1994 of $2,399,000 or $2.40 per share.

     Net cash provided by operations in the first six months of 1995 totalled $7,745,000. This was an increase of $2,186,000 or 39.3% compared with net cash provided by operations of $5,559,000 in the first six months of 1994. The improvement primarily represents the benefits of the Company's increased operating income. Cash payments for 1995 first half interest installments increased only slightly, to $4,108,000 from $4,041,000 in the prior year period.

     During the first six months of 1995, the Company increased its cash investment in film contract rights by $3,043,000, primarily by making payment on film contract obligations. After giving effect to the period's amortization of film contract rights in the amount of $2,314,000, the increased net investment in film contract rights was $729,000. This compares with a cash investment in film contract rights of $2,688,000 during the first half of 1994 and a net increased investment in film contract rights of $252,000 for that period.

     The Company's increased volume of business activity resulted in a higher level of outstanding trade accounts receivable which, in the first half of 1995, increased by $565,000. In the first six months of the prior year, there was an increase in trade accounts receivable of $1,124,000.

     The Company increased its trade accounts payable by $453,000 in the first six months of 1995. This compares with an increase of $285,000 in the first six months of 1994. The current year's increase primarily represents unpaid trade obligations of WNCN.

     Cash required by investing activities in the first six months of 1995 amounted to $6,536,000 and included capital expenditures totalling $5,994,000. Substantial capital expenditures were made during the period in behalf of
WNCN.   Beginning in the 1995 second quarter, WNCN moved its broadcast studio and offices to a newly leased facility in Raleigh, North Carolina. This required capital outlays for new equipment, fixtures and studio and office renovations.

     Investing activities also include payments of $542,000 made in connection with entering into a time brokerage agreement with the licensee of a television station to be constructed and operated in New Bedford, Massachusetts. Subject to final regulatory approvals, it is expected that the New Bedford station will be operational in the 1995 fourth quarter. It is also anticipated that any further funds required in this venture will be available from internal operations.

     In the first six months of 1994, cash required by investing activities totalled $2,714,000. This included capital expenditures of $1,341,000 and an investment of $1,055,000 pursuant to a time brokerage agreement entered into with the licensee of television station WWHO. Investing activities also included a deposit payment of $315,000 made in connection with the Company's agreement to purchase television station WNCN. This acquisition closed in August 1994 at a total purchase cost of $5,372,500.

     Cash used by financing activities in the first six months of 1995 totalled $2,245,000. This included payment of quarterly installments due on a term loan with the Company's senior bank lender in the amount of $2,250,000. In the first half of 1994, cash used by financing activities of $1,742,000 included payment of such quarterly term loan installments totalling $1,750,000.

     As a result of improved operations, the Company increased its net working capital (excess of current assets over current liabilities) to $2,915,000 at June 30, 1995 from $2,575,000 at December 31, 1994. The approximate 1.1 to 1 ratio of current assets to current liabilities at December 31, 1994 remained unchanged at June 30, 1995. However, because cash used in investing and financing activities exceeded the net cash provided by operations, there was a net decrease in cash on hand during the first six months of 1995 of $1,036,000.

     The Company is benefitting from growth and improved operating results. It is expected that continuation of this favorable trend, combined with amounts currently available under the revolving credit facility ($5,000,000), will provide adequate liquidity for the Company to meet its ongoing operating and capital expenditure needs.

                        PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
---------------------------

     There are no pending legal proceedings or actions against the Company or its subsidiaries which would have a material effect on the business or financial condition of the Company except for the legal proceedings and contingent lease and film obligations as described in Note 3 to the consolidated condensed financial statements on page 7 of this report.




Item 5.  Other Information
---------------------------

     In a letter dated July 17, 1995, Mr. Victor H. Palmieri, Director, submitted his resignation as a member of the Company's Board of Directors, effective July 31, 1995. The resignation date coincides with the date The Palmieri Company, of which Mr. Palmieri is Chairman, concluded its contract to provide management services to MBL Life Assurance Corp., a 32% stockholder of the Company's parent, Outlet Communications, Inc. ("OCI").

     On July 26, 1995 the Company reported that it had entered into a time brokerage agreement with BAF Enterprises, Inc., licensee of a television station to be constructed and operated in New Bedford, Massachusetts. Subject to obtaining final regulatory approvals, it is expected that the New Bedford station will be operational in the 1995 fourth quarter.

     On August 2, 1995 OCI terminated its merger agreement dated June 30, 1995 entered into with Renaissance Communications Corp. and Renaissance Communications Acquisition Corp. and executed a definitive merger agreement with the National Broadcasting Company, Inc. ("NBC") and CO Acquisition Corporation, a subsidiary of NBC, providing for a transaction in which NBC would acquire OCI and OCI's stockholders would receive $47.25 per common share in cash. The merger agreement was approved by OCI's Board of Directors and by the holders of a majority of OCI's outstanding common stock. Closing of the transaction remains subject to approval by the Federal Communications Commission, the expiration of the required waiting period under the antitrust laws and other customary closing conditions.

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

   (a)  Exhibits -- None.

   (b)  Reports on Form 8-K

          A report on Form 8-K dated June 30, 1995 was filed regarding OCI entering into a merger agreement with Renaissance Communications Corp. and Renaissance Communications Acquisition Corp. (together referred to as "Renaissance") whereby Renaissance would acquire OCI, by way of merger, upon Renaissance making a cash payment of $42.25 per common share to OCI's stockholders.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OUTLET BROADCASTING, INC.
                               ---------------------------
                                      (Registrant)



Date  August 9, 1995           /s/ James G. Babb
     --------------------      ---------------------------------
                               James G. Babb
                               Chairman of the Board,
                               President and
                               Chief Executive Officer


Date  August 9, 1995           /s/ Felix W. Oziemblewski
     --------------------      ---------------------------------
                               Felix W. Oziemblewski
                               Vice President-
                               Chief Financial Officer