Form 10-K
period 1995-12-31
OUTLET BROADCASTING INC
filed 1996-04-01
CIK 804060

Form 10-K

                       Securities and Exchange Commission
                             Washington, D.C.  20549

   (Mark One)
   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

   ( )  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 1995 Commission File number: 33-9443

                           OUTLET BROADCASTING, INC.
           -------------------------------------------------------
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

   The aggregate market value of the voting stock held by non-affiliates of the registrant was none.

          Documents Incorporated by Reference:  None

   The number of shares of the registrant's Class A Common Stock, par value $.01 per share, outstanding as of March 21, 1996, was 1,000,000.

   The Exhibit Index for this document appears on page  72  hereof.
                                                       ----

                               Page 1 of  173  Pages
                                         -----

                                     PART I
                                     ------

Item 1.   Business.
          ---------

Introduction

     Outlet Broadcasting, Inc., a Rhode Island corporation ("Outlet Broadcasting"), is a wholly-owned subsidiary of Outlet Communications, Inc., a Delaware corporation ("Outlet Communications"). The operations of Outlet Broadcasting, a television broadcasting company, consist of three owned television stations and one television station for which Outlet Broadcasting supplies programming under a time brokerage agreement. The owned stations include two NBC network-affiliated VHF television stations and one NBC network-affiliated UHF television station. Outlet Broadcasting has also entered into an agreement to supply programming under a time brokerage agreement with the permittee of a station still under construction in New Bedford, Massachusetts, WLWC(TV) (formerly WFDG(TV)).

     The two VHF television stations are WJAR(TV), Providence, Rhode Island, which serves the Providence-New Bedford market area and WCMH(TV), which is located in Columbus, Ohio and serves that market. The owned UHF television station is WNCN(TV), Goldsboro, North Carolina, which has studios and offices located in Raleigh, North Carolina and broadcasts in the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area. Outlet Broadcasting acquired WNCN(TV) on August 10, 1994.

     Since April 18, 1994, Outlet Broadcasting has also provided programming to UHF television station WWHO(TV), Chillicothe, Ohio, under a time brokerage agreement with that station's licensee. Outlet Broadcasting serves as a broker for the sale of that station's advertising time and provides it with certain programming and operating capabilities. In return, Outlet Broadcasting retains a substantial percentage of WWHO(TV)'s net operating income to the extent that it exceeds cumulative net operating losses. This station is an affiliate of The WB Television Network.

     By letters dated March 7, 1996, the licensee of WWHO(TV) and the permittee of WLWC(TV), which are under common ownership, purported to terminate the two time brokerage agreements referred to above on the basis of claims that Outlet had breached the agreements. By letters dated March 11, 1996, Outlet advised the licensee of WWHO(TV) and the permittee of WLWC(TV) that Outlet had not breached the agreements, that the termination letters dated March 7 were therefore ineffective, and that the agreements remain in full force and effect. This dispute remains unresolved.

     Outlet Broadcasting also offers production services to advertisers and others on an occasional basis. This activity does not generate significant revenues.

     On August 2, 1995 Outlet Communications executed a definitive merger agreement with the National Broadcasting Company, Inc. ("NBC") and CO Acquisition Corporation, a subsidiary of NBC, providing for a transaction in which NBC would acquire Outlet Communications and Outlet Communications' stockholders would receive $47.25 per common share in cash. The merger agreement was approved by Outlet Communications' Board of Directors and by the holders of a majority of Outlet Communications' outstanding common stock. The transaction closed on February 2, 1996.

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

     Effective September 1, 1994, Outlet Broadcasting and NBC agreed to renew the NBC network affiliation for Outlet Broadcasting's VHF television stations for a period of six years. Effective October 2, 1995, Outlet Broadcasting and NBC agreed to an NBC network affiliation for WNCN(TV) for a period of six years. The affiliations give Outlet Broadcasting's owned television stations the right to rebroadcast all programs transmitted by the NBC network. For each hour of programming that is rebroadcast by the affiliate, the network pays the affiliate a fee, which varies in amount depending on the time of day during which the program is broadcast. Although the hourly rates of network compensation are fixed, the total amount of network compensation received by each affiliated station is subject to the number of network program hours rebroadcast by that station.

     Network programs are produced either by the networks themselves or by independent production companies and are primarily transmitted via satellite by the network to its affiliated stations for rebroadcast. Each of Outlet Broadcasting's television stations also acquires programs from non-network sources and produces its own programs for broadcast.

     Approximately 62% of the television programming aired on Outlet Broadcasting's Providence station is provided by NBC and approximately 25% is provided or licensed by independent third parties. Outlet Broadcasting's Columbus station receives 56% of its programming from NBC and 30% is provided or licensed by independent third parties. Outlet Broadcasting's Raleigh station receives 65% of its programming from NBC and 24% is provided or licensed by independent third parties. The remaining portion of Outlet Broadcasting's owned television station programming consists principally of local programs, such as news, public affairs and children's programs, produced by the individual television stations.

     Another factor affecting television revenues is the increase in straight barter and cash-plus-barter arrangements. Under such arrangements national program distributors retain varying amounts of the advertising time that would otherwise be available for sale by the stations to national or local advertisers. While these arrangements reduce the cost of new programming because the value of the advertising time withheld is credited against its cost, they also result in decreased revenues to stations and introduce new competitors to the advertising market.

     The principal portion of television station programming for WWHO(TV) consists of syndicated shows, children's programs, movies and news. Outlet Broadcasting has also entered into an agreement with The WB Television Network ("WB") for WB to provide network programming to WWHO(TV). Commencing in January 1995, WB provided one night of prime time programming for two hours. A second night of prime-time programming commenced during the third quarter of 1995 along with selected children's programming. Additional programming will thereafter be provided in accordance with a schedule of roll-out dates to the extent that WB makes available such programming for rebroadcast. The initial period of the WB agreement is for three years and may be extended for additional successive periods of two years each if agreed upon by the parties.

     In order to compensate WB for its programming, Outlet Broadcasting will pay WB an annual payment based on Outlet Broadcasting's WB affiliated station television market ratings for prime time broadcast periods of WB programming. The payments are based on the value and/or profitability added to such station as a result of its affiliation with WB and to pay to WB 25% of such added value and/or profitability. No payment was made for 1995 nor was a payment required.


     The following is a description of each of the television stations operated by Outlet Broadcasting.

WJAR(TV)
     WJAR(TV) is a VHF station affiliated with the NBC network. It is located in Cranston, Rhode Island but is licensed to and serves the capital city of Providence, Rhode Island and broadcasts over Channel 10 in the Providence-New Bedford television market. This market is ranked 46th in the nation in terms of number of television households in its DMA.

WCMH(TV)
     WCMH(TV) broadcasts over Channel 4 in Columbus, the capital city of Ohio, and is a VHF station affiliated with NBC. The Columbus television market is ranked 34th in the country in its DMA.

WNCN(TV)
     WNCN(TV), Goldsboro, North Carolina, is a UHF television station with studios and offices located in Raleigh, North Carolina. It broadcasts over Channel 17 in the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount) North Carolina television market, which is ranked 30th in the nation in terms of number of television households in its DMA. Since September 10, 1995, the station has broadcast programming provided by NBC. Prior to that time, WNCN(TV) broadcast WB programming.

WWHO(TV)
     WWHO(TV) is a UHF television station that became affiliated with The WB Television Network as of January 11, 1995. It is located in Chillicothe, Ohio but serves the capital city of Columbus, Ohio and broadcasts over Channel 53 in the Columbus-Chillicothe television market area.

Competition

     Outlet Broadcasting's television stations compete for revenues with other broadcasting stations in their respective markets, including radio, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, transit advertising, direct mail and cable systems.

     Competition in the broadcasting industry occurs primarily in individual markets. Generally, except as set forth below, a television broadcasting station in one market does not compete with stations in other market areas. Outlet Broadcasting television stations are located in highly competitive markets.

     Factors that are material to competitive positions include authorized power, assigned frequency, management experience, network affiliation, audience characteristics and local program acceptance, as well as strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise of popularity of competing entertainment and communications media, changes in labor conditions, and governmental restrictions or actions of federal regulatory bodies, including the Federal Communications Commission ("FCC") and the Federal Trade Commission ("FTC"). Any of such developments could possibly have a material effect on Outlet Broadcasting's operations and profits.

     Under present FCC regulations, no additional conventional, full power, VHF or UHF commercial television stations may be constructed or operated in any of the markets where Outlet Broadcasting's television stations are located except there is a construction permit for WLWC(TV), Channel 28, New Bedford, Massachusetts in the Providence market. See "Introduction" above, with respect to Outlet Broadcasting's time brokerage agreement with the permittee of WLWC(TV).

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

     The Signal Carriage Provisions of the Cable Television Consumer Protection and Competition Act of 1992 require CATV system operators to transmit the broadcast signal of local commercial television stations that request such carriage. In certain circumstances, the CATV operator is prohibited from carrying broadcast stations without obtaining the stations' consent. Once every three years a television broadcaster must choose whether to proceed under its must carry, but uncompensated, alternative or instead to negotiate a grant of retransmission consent. Because Outlet Broadcasting's television stations enjoy significant viewership, the stations are carried by most of the cable television systems serving their market area. In this regard, the VHF stations have, primarily, granted retransmission consent to their cable operators and in return have obtained, in certain instances, the right to produce news programs which will be carried by available channels on such cable systems. The UHF stations have generally proceeded with cable system operators under the must carry alternative.

     Other sources of competition include pay cable, multi-point distribution systems and multichannel multi-point distribution systems, satellite-fed master antenna systems and home entertainment systems (including television game devices, video cassette recorder and playback systems, and video discs). Outlet Broadcasting's television stations also face competition from Direct Broadcast Satellites ("DBS"), which transmit programming directly to homes equipped with special receiving antennas or to CATV systems for transmission to their subscribers. Under the Telecommunications Act of 1996 (the "Telcom Act"), a local telephone company will be permitted to deliver video programming directly to consumers, operating as cable system operators, as common carriers, or as "open video systems", which will have attributes of both cable systems and common carrier operations. See "Business--Federal Regulation of Broadcasting" for possible additional competitive impact from proposed technological changes.


Strategy

     Despite the changing dynamics of the television industry, management believes that there will continue to be opportunities to generate significant revenues from mass marketed programming and associated advertising. Management believes that an increasing number of national "niche" cable channels will continue
                                      - 6 -
to fractionalize video viewing, including the cable networks themselves, and that these channels may find it difficult to attract enough viewers to generate significant advertiser support or obtain satisfactory programming on a cost-effective basis. However, management believes that Outlet Broadcasting's blend of strong local news programming, combined with national network programming and selective use of syndicated programming at its owned television stations, will continue to attract large viewing audiences and advertiser support. Additionally, management believes that the syndicated programs, movies and children's programs offered by WWHO(TV) provide an attractive alternative to the more traditional news and network-provided programming.

     Successful programming of broadcast television requires constant refinement, on the basis of cost effectiveness, of the match between available programming and the changing tastes of the local viewing audience. In conjunction with its strategy to reduce overall costs and increase profitability, Outlet Broadcasting has directed the programming focus at its owned television stations towards building on local news leadership and selectively reducing purchases of syndicated programs. At WWHO(TV), Outlet Broadcasting has engaged in a network affiliation while simultaneously developing local news programming and improving its offerings of syndicated and children's programs. Outlet Broadcasting intends to continuously refine its programming mix in order to attract and hold the audiences desired by advertisers and to increase profitability. Outlet Broadcasting's strategy has the following elements:


          Build on Local News Leadership. Local news programming is commercially valuable because of its high viewership level, the attractiveness to advertisers of the demographic characteristics of the typical news audience (allowing stations to charge higher rates for advertising time) and the enhanced ratings of other programming in time periods following the news. In addition, strong local news product helps differentiate local broadcast stations from cable system competitors, which generally do not provide this service. The cost of producing local news programming is generally lower than other sources of non-network programming, and the amount of local news programming can be increased for very modest incremental increases in cost. Moreover, such programming can be increased or decreased on very short notice, providing Outlet Broadcasting with greater programming flexibility. Outlet Broadcasting has focused on maintaining and building each owned station's local news franchise as the foundation of its strategy to maintain and build audience loyalty and increase revenues and profitability. According to the November 1995 Nielsen report, WJAR(TV) remained as the leading news station in its market while WCMH (TV)'s weekday news programs generally captured the second largest share of the Columbus audience in their time periods.
          WNCN(TV) is now broadcasting news shows at 5:30 to 7:00 AM and at 6:00, 7:00 and 11:00 PM while WWHO(TV) has instituted a one-half hour 10:00 p.m. news program.

          Optimize Selection of Syndicated Programming. At its owned television stations, Outlet Broadcasting has operated to reduce its dependence on, and financial commitment to, syndicated programming. Within this framework, Outlet Broadcasting has balanced the cost of available syndicated programs with their potential to increase advertising revenue, while giving due consideration to the risk of reduced popularity during the term of the program contract. Outlet Broadcasting is now selectively buying only those programs which are available on a cost-effective basis and for contractual periods which permit financial and programming flexibility. Selected programs must also complement a station's overall and/or competitive programming strategies.

          However, WWHO(TV) is more dependent on syndicated programs for its overall programming needs. At this station, Outlet Broadcasting has sought to upgrade the quality of syndicated programs, on a cost-effective basis, in order to provide a more attractive product to viewers.

          Strengthen Advertiser Relationships. Advertising by political candidates injects significant revenues in relatively short time periods, but disrupts traditional commercial advertising. In conjunction with a policy decision not to accept advertising by political candidates during local news programs, Outlet Broadcasting effectively limited the amount of such advertising its stations will carry, thereby minimizing the disruption to commercial advertisers. Outlet Broadcasting also maintains up-to-date production facilities and audience research capabilities that it makes available for the benefit of its advertisers. In addition, Outlet Broadcasting's sales staff is committed to serve and support its advertising customers. Management believes, therefore, that Outlet Broadcasting's relationships with its customer base is facilitated and strengthened through its policy decisions, physical capabilities and sales support activities.

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

Federal Regulation of Broadcasting

     Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits television broadcasting except in accordance with a license issued by the FCC and limits the percentage of alien ownership of broadcast stations. The Communications Act also empowers the FCC, among other things, to issue, revoke or modify broadcasting licenses, to determine the location of stations, to regulate the equipment used by stations, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act, and to impose penalties for violation of such regulations. The assignment of a broadcast license or the transfer of control of a corporation holding a license cannot be effected without the prior approval of the FCC.

     Effective with the Telcom Act, the terms of television licenses will, upon their next renewals, be extended from five years to eight years. Licenses are renewable for additional terms upon application to the FCC, which will approve the renewal without a hearing if there are no petitions to deny by third parties conflicting with the renewal applications (which could require a hearing), or adverse findings as to the licensee's qualifications. In recent years, there have been a number of challenges and competing applications to broadcast license renewal applications although, under the Telcom Act, comparative renewal proceedings are eliminated by requiring the FCC to decide whether a station's license should be renewed before accepting competing applications. In the vast majority of cases, television licenses are renewed by the FCC.

     Outlet Broadcasting's station licenses have the following expiration dates, until renewed:

          WJAR(TV) . . . . . . . . . . . . . April 1, 1999
          WCMH(TV) . . . . . . . . . . . . . October 1, 1997
          WNCN(TV) . . . . . . . . . . . . . February 1, 1997
          WWHO(TV) . . . . . . . . . . . . . October 1, 1997



     The FCC rules now permit cognizable ownership by one entity of an unlimited number of television stations, nationally, except for an ownership limit based on audience reach. Under the audience-reach limitation, an entity may acquire cognizable ownership interests in television stations only if the aggregate number of television households reached by the television stations does not exceed 35% of the national television household audience as determined by market households. The percentage of the national television household audience reached by the television stations owned by Outlet Broadcasting will be aggregated with the percentage of the national audience reached by television stations in which NBC and General Electric Company have an attributable interest. The percentage of national television households reached by all such stations is significantly below the 35% limitation.

     There is no overall limitation on the number of radio stations a single entity may own. There are certain limitations, however, based on market size and the number of commercial radio stations in each market.

     Present FCC rules prohibit ownership of two television stations with overlapping Grade B signal contours. Currently, FCC rules generally prohibit the common ownership of a television station and either an AM or an FM radio station with overlapping areas of local service. Ownership of a newspaper, CATV system, and a television station in the same market is also prohibited. These rules apply only to those who seek new authorizations or FCC approval of transfers of existing combinations. All of the FCC's local ownership limitations that apply to television (except the newspaper/TV limitation) are under reexamination in an FCC rulemaking proceeding that is not expected to be concluded prior to the fourth quarter of 1996.

     The FCC requires the attribution of the licenses held by a broadcasting company to its officers, directors, and holders of specified levels of its voting securities. There would be a violation of FCC regulations if an officer, director, or corporate stockholder of a broadcasting company held an attributable interest in more than the permitted number of stations or in stations that serve the same area.

     Effective January 1, 1992, the FCC implemented commercial time limitations in children's programming, pursuant to legislation adopted by Congress in 1990. Commercial matter in programs designed for viewing by children 12 years of age and under is limited to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. In addition, all television stations have been required since October 1, 1991 to broadcast some television programming specifically designed to meet the educational and informational needs of children 16 years of age and under.

     New methods of digital television transmission will in the future make it technically feasible for television stations to transmit "high definition television" having greatly improved picture resolution, color rendition and sound, and wider screen picture. Alternatively, digital transmission will permit stations to transmit multiple standard definition television channels and other non-broadcast materials in the same amount of frequency space currently used to transmit one current television signal. Digital broadcasting will ultimately also permit consumers to utilize a single reception device for television, computer data, materials offered via the Internet, and any other form of digital information. Because existing television sets cannot receive a digital signal, however, it will be necessary to transition to a new digital system by broadcasting digital signals on a second set of television channels for a period of years, while existing stations continue to broadcast their present analogue signals on their present channels. After the transition is complete, the government intends to reclaim one set of channels.

     Under the Telcom Act, the FCC would be permitted to allocate frequency space for the transition to digital television. If the FCC does make such an allocation, the Telcom Act provides that the eligibility to receive the additional transition frequencies will be limited to existing television licensees; that special fees would be assesssed such licensees with respect to any non-broadcast uses of the frequencies; and that, under a schedule to be determined by the FCC (and which continues to be a subject of debate within the government), each broadcaster would eventually be required to give back to the government one of its two frequencies. Notwithstanding these provisions of the Telcom Act, various members of Congress continue to advocate a present auction of the transition frequencies, and the FCC has agreed to make no allocation of transition channels until Congress has had a further opportunity to review the matter.

     Broadcasters who obtain a second channel for the transition to digital transmission will be required to make significant capital investments in order to build and operate a second station in each market. Should broadcasters fail to make this additional investment, they would in the long term be likely to suffer competitive adverse effects because cable television, direct broadcast satellites and distributors of recorded video materials are likely to deliver digital signals and programs to consumers. Broadcasters would also suffer adverse effects were the government to determine that the digital transition channels must be made available for present auction, or if the time period permitted for the digital transition process is unduly short.

     The foregoing is only a brief summary of certain provisions of the Communications Act and the regulations of the FCC. Reference is made to the Communications Act, the Telcom Act, FCC regulations and the public notices promulgated by the FCC for further information. Outlet Broadcasting is unable to predict what impact, if any, changes in these laws would have.

Music Licensing

     In July 1995 Outlet Broadcasting was advised that a committee representing the television industry reached agreement with ASCAP music licensing organization on the final terms of music license fees payable by television stations. Pursuant to the agreement, industry-wide blanket license fees were established for the initial license period October 1, 1995 to March 31, 1997 which fees would be allocated to each station according to the formula used to allocate additional fees payable to ASCAP during 1995. Industry-wide blanket fees were set at annual levels of $88.4 million - pro-rated for the fourth quarter of 1995, $91.8 million for 1996, and $91.8 million pro-rated for the first quarter of 1997. Effective with the 1995 fourth quarter, the new agreement resulted in increased music license fees payable by the Outlet Broadcasting television stations totalling approximately $88,000 per year.

     The agreement with ASCAP also provided for a one year extension of the license period to March 31, 1998. The industry-wide blanket license fee applicable to the extension has not yet been determined but will be subject to allocation pursuant to existing methodology. Either ASCAP or the television industry may opt out of the final twelve months of this agreement, effective April 1, 1997, and elect to begin negotiations on new license terms. If either party chooses this option and the negotiations fail to produce an agreement, the unresolved negotiations will be referred automatically to the ASCAP rate court.


     BMI music licensing organization currently receives approximately 70% of what ASCAP receives. However, BMI is continuing to advocate that it should be paid on parity with ASCAP. As a result, BMI and the committee representing the television industry are continuing to negotiate fee determinations. The final fee determinations, as noted above, could have an effect on Outlet Broadcasting's continuing costs of music licensing for its television properties.

Employee Relations

     Outlet Communications and Outlet Broadcasting have approximately 439 full-time employees. Approximately 181 of such employees are represented by labor unions under collective bargaining agreements. These agreements expire on various dates through November 1997. Outlet Broadcasting contributes to and maintains employee benefit and retirement plans for its employees.

Item 2.  Properties
         ----------

     Outlet Broadcasting's and Outlet Communications' corporate headquarters as well as the studio facility for WJAR(TV) are located at 23 Kenney Drive, Cranston, Rhode Island 02920.

     The following table sets forth certain information concerning Outlet Broadcasting's principal facilities.

                              Owned or       Approximate Square
Location:                     Leased                Footage
- ---------                     --------       -------------------
Corporate Headquarters/
WJAR(TV) Studio Facilities
Cranston, Rhode Island         Owned                 42,000

WCMH(TV) Studio Facilities
Columbus, Ohio                 Owned                 54,000

WNCN(TV) Studio Facilities
Raleigh, North Carolina        Leased                23,200

WWHO(TV) Studio Facilities
Chillicothe, Ohio              (A)                    1,162

(A) Leased by licensee



The tower site for WJAR(TV) is owned. The tower sites for WCMH(TV) and WNCN(TV) are leased. The tower site for WWHO(TV) is leased by that station's licensee.


Item 3.  Legal Proceedings.
         ------------------

     Outlet Broadcasting is not a party, and none of its assets is subject, to any pending legal proceedings, other than ordinary routine litigation incidental to Outlet Broadcasting's businesses and against which it is adequately insured, or which are not material.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

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

Item 6.  Selected Financial Information.
         -------------------------------

     The comparability of net income (loss) in the following table of Selected Financial Information is affected by the cumulative effect of a change in method of accounting for income taxes in the amount of $4,434,000, and an extraordinary loss for debt extinguishment of $1,826,000, both of which occurred in 1993. Also, net income in 1995 includes an extraordinary loss for merger expenses totalling $4,733,000

     Outlet Broadcasting has not paid cash dividends on its capital stock during any of the periods presented below.

                 (dollars in thousands, except per share amounts)
- -------------------------------------------------------------------------------

                               1995       1994     1993       1992     1991
                             --------------------------------------------------
Net revenue                 $ 66,210   $ 59,442 $ 46,952   $ 45,153 $ 39,434
Operating income              19,767     20,175   12,428     10,297    2,232
Income (loss) before
 non-recurring items
 and income taxes             11,772     11,229    2,342     (2,825) (12,343)
Net income (loss)              3,439     10,569    4,634     (1,552)  (9,265)
Income (loss) per share     $   3.44   $  10.57 $   4.63   $  (1.55)$  (9.27)
Total assets                $129,545   $129,928 $117,611   $126,646 $143,029
Long-term debt excluding
 current maturities           70,000     75,000   79,500     87,447   95,961
Other long-term
 liabilities                  12,926     15,098   13,392     18,085   18,933
Stockholder's equity          22,421     16,404    5,785      1,113    2,665
_______________________________________________________________________________

Item 7.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------



Results of Operations
- ---------------------



     Outlet Broadcasting's operations consist of three owned television stations and one television station operated under a time brokerage agreement. The owned stations include two NBC network-affiliated VHF television stations and one NBC network-affiliated UHF television station. The two VHF television stations are WJAR-TV, which serves the Providence, Rhode Island-New Bedford, Massachusetts area and WCMH-TV, which serves the Columbus, Ohio area. The UHF television station, acquired by Outlet Broadcasting on August 10, 1994, is WNCN-TV which serves the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area.


     Outlet Broadcasting also operates UHF television station WWHO-TV, Chillicothe, Ohio, under a time brokerage agreement with that station's licensee. Outlet Broadcasting serves as a broker for the sale of WWHO-TV's advertising time and provides it with certain programming and operating capabilities. In return, Outlet Broadcasting retains a substantial percentage of the station's net operating income to the extent that it exceeds cumulative net operating losses. Operations under the time brokerage agreement became effective April 18, 1994. WWHO-TV is affiliated with The WB Television Network.

     Outlet Broadcasting has also entered into an agreement to supply programming under a time brokerage agreement with the permittee of a station still under construction in New Bedford, Massachusetts, WLWC-TV (formerly WFDG-
TV). On March 7, 1996, the licensee of WWHO-TV and the permittee of WLWC-TV, which are both under common ownership, notified Outlet Broadcasting that they were terminating the local marketing agreements. Outlet Broadcasting believes and has notified the licensee/permittee that they have no right to terminate, that the notice was ineffective and that the agreement remain in full force and effect.

     On August 2, 1995 Outlet Communications executed a definitive merger agreement with the National Broadcasting Company, Inc. ("NBC") and CO Acquisition Corporation, a subsidiary of NBC, providing for a transaction in which the NBC subsidiary would be merged into Outlet Communications and Outlet Communications stockholders would receive $47.25 per common share in cash. The merger agreement was approved by Outlet Communications' Board of Directors and by the holders of a majority of Outlet Communication's outstanding common stock. The transaction closed on February 2, 1996.

     The following table summarizes Outlet Broadcasting's operating results for the last three years and shows rates of change applicable thereto. The table also shows the amounts of revenue obtained from both non-political and political revenue sources.

Dollars in thousands     1995     % Change   1994      % Change    1993
- ------------------------------------------------------------------------
Net revenue:
  Non-political        $65,645      17.9%    $55,696     19.2%   $46,735
  Political                565       (b)       3,746      (b)        217
_______________________________________________________________________
Total revenue           66,210     11.4%     59,442      26.6%    46,952
Operating expenses      46,443     18.3%     39,267      13.7%    34,524
_______________________________________________________________________
Operating income       $19,767     (2.0%)   $20,175      62.3%   $12,428

=========================================================================
Net cash provided
 by operations (a)     $ 7,944    (59.2%)   $19,466     402.7%   $ 3,872
=========================================================================
Operating cash
 flow (a)              $25,634       .3%    $25,555      47.9%   $17,276
=========================================================================

(a) "Net cash provided by operations" means all cash flows (including working capital changes) other than cash flow associated with investing or financing activities and "Operating cash flow" means operating income plus depreciation and amortization of intangibles.

(b) Not shown, since most political advertising occurs in alternate years.

Revenues

    In 1995, total net revenue of $66,210,000 increased by $6,768,000 or 11.4% compared with $59,442,000 in 1994. Outlet Broadcasting's two VHF television stations had a combined revenue increase of 3.1% with both of the stations contributing to such increase. Outlet Broadcasting's two UHF stations provided a 1995 revenue increase amounting to 8.3% of the prior year's revenue total. However, because these stations were added to Outlet Broadcasting's operations during 1994, their revenue comparison reflects operations for all of 1995 versus only part of the prior year.

    Non-political revenue in 1995 totalled $65,645,000. This was an increase of $9,949,000 or 17.9% compared with $55,696,000 in 1994. The increase in non-political revenue at the VHF stations was 9.2%. Favorable market conditions and attractive programming enabled those stations to maintain advantageous audience levels during 1995. This allowed for selected improvements in advertising rates. The VHF stations increased their national spot and local time sales over the prior year by 9.2% and 5.4%, respectively. Also, an increase in network compensation of approximately $1,465,000, or 51.9%, resulted from the VHF stations' renewed affiliation with the NBC network, as of September 1, 1994, on more favorable terms.

    Political revenue in 1995 totalled $565,000. Since 1995 was not a major election year, advertiser spending for political campaigns was not significant. In the 1994 election year, political revenue totalled $3,746,000 and comprised 6.3% of total revenue.

    For the fourth consecutive year, WCMH-TV established a record high in station revenue. The station increased its non-political local and national spot revenue for the year by approximately 4.2%. The increased revenue reflected an estimated 7% growth in the Columbus advertising market.

    WJAR-TV increased its non-political local and national spot revenue for the year by approximately 17.1%. The increased revenue reflected an estimated 2% growth in the Providence advertising market. Thus, WJAR-TV was able to increase its market share from that of 1994.

    WNCN-TV significantly improved its revenue growth, and programming, by introducing a local news show during 1995 and by becoming an affiliate of the NBC network. During the year, the Raleigh-Durham, North Carolina television market advanced from 32nd position to be the 30th ranked television market in the country.

    Since becoming part of Outlet Broadcasting's operations, in 1994, both WNCN-TV and WWHO-TV have made continued progress. By improving their organizational structure, programming and signal delivery, the stations have become more productive; have been able to increase advertising rates; and have generally enhanced their overall operating and revenue performance.

    In 1994, total net revenue of $59,442,000 increased by $12,490,000 or 26.6% compared with $46,952,000 in 1993. Of the 1994 revenue total, non-political revenue amounted to $55,696,000. This was an increase of $8,961,000 or 19.2% compared with $46,735,000 in the prior year. Revenue contributed by stations WWHO-TV and WNCN-TV amounted to less than 4% of the prior year's revenue total.


    The increase in non-political revenue was primarily attributable to overall improvement in economic conditions, a strong demand for advertising time and favorable viewership of Outlet Broadcasting's VHF television stations, all of which allowed advertising rates to continue to trend higher. There were increases in both national spot and local time sales. Improved terms in Outlet Broadcasting's renewed affiliation with the NBC network resulted in an increase of more than 16% in network compensation.

    Advertiser spending for political campaigns was significant in the 1994 election year and political revenue totalled $3,746,000. Since 1993 was not a major election year, political revenue amounted to a minimal $217,000.

    Both of Outlet Broadcasting's VHF television stations increased their total revenue during 1994. WCMH-TV increased its non-political local and national spot revenue by approximately 11.4%. Political advertising provided an additional 4.6% increase in the station's revenues. The increased revenue reflected an estimated 15% growth in the Columbus advertising market.

    WJAR-TV increased its non-political local and national spot revenue in 1994 by approximately 20.6%. Political advertising provided a further increase of 12.4% to the station's total revenue. The increased revenue reflected an estimated 17% growth in the Providence advertising market. Thus, WJAR-TV was able to increase its market share from that of 1993.


Operating Expenses

    Operating expenses in 1995 totalled $46,443,000. This was an increase of $7,176,000 or 18.3% compared with $39,267,000 in 1994. The increase was attributable to inclusion of operating expenses for WNCN-TV and WWHO-TV for a full year in 1995. Excluding the effect of those added stations, there was a moderate 1% decrease in total operating expenses. In 1994, total operating expenses of $39,267,000 increased by $4,743,000 or 13.7% compared with $34,524,000 in 1993. Most of this increase also resulted from the addition of the two UHF stations during the year. As a percentage of revenue, total expenses increased to 70.1% in 1995 after having decreased to 66.1% in 1994 from 73.5% in 1993.

    Technical, programming and news expenses in 1995 of $23,784,000 increased by $3,671,000 or 18.3% compared with $20,113,000 in 1994. All of the increase was accounted for by the effect of added stations. In 1994, technical, programming and news expenses increased by $2,078,000 or 11.5% from $18,035,000 in the prior year. Virtually all of this increase also resulted from the added stations.

    Programming expense at Outlet Broadcasting's VHF television stations decreased by approximately 7.4% and 2% in 1995 and 1994, respectively. Programming expenses include departmental operating costs as well as charges for amortization of film contract rights. Outlet Broadcasting has strategically reduced its annual cost for film contract amortization by selectively replacing more costly programs with local programming, particularly news, or by otherwise replacing costly programs with more popular and/or cost-effective programs.

    During 1995, 1994 and 1993, Outlet Broadcasting recorded lump-sum charges of $1,453,000, $598,000 and $358,000, respectively, representing valuation write-downs of certain film contracts. The 1995 charge primarily includes write-downs of "Empty Nest" at the VHF television stations and, at the UHF stations, a film contract valuation adjustment for "Full House". The 1994 and 1993 write-downs primarily apply to film contract valuations for "Who's the Boss."

    Outlet Broadcasting believes that increasing its commitment to local programs, while at the same time reducing its reliance on, and the term of, purchased programming, will help increase its market share and improve programming as well as provide cost flexibility. As a result, Outlet Broadcasting has undertaken to expand its production of local news programs. Total news department expenses at the VHF stations increased by approximately 2% in 1995 after having increased by approximately 6% in 1994. In addition, a news program instituted at WNCN-TV in September 1995 resulted in a significant increase in that station's news costs.

    Selling, general and administrative expenses of $16,792,000 in 1995 increased by $3,018,000 or 21.9% compared with $13,774,000 in 1994.
Approximately 90% of the total increase resulted from inclusion of television stations WNCN-TV and WWHO-TV for a full year in 1995. The balance of the increase reflected increased promotion costs at WJAR-TV along with higher sales commissions and incentive awards payable because of Outlet Broadcasting's improved operating performance. In 1994, selling, general and administrative expenses of $13,774,000 increased by $2,133,000 or 18.3% compared with $11,641,000 in the prior year. The higher amount for 1994 also reflected the costs of two added television stations as well as increased incentive payments.


    Depreciation expense increased in 1995 because of Outlet Broadcasting's prior year investments in WWHO-TV and WNCN-TV. Amortization of intangible assets decreased as certain programming and advertising contracts acquired with the new television stations became fully amortized. In 1994, depreciation expense and amortization of intangibles both increased due to addition of the new stations.

    Outlet Broadcasting's operating income of $19,767,000 for 1995 decreased by $408,000 or 2% when compared with operating income of $20,175,000 in 1994. The current year's reduction in operating income reflects revenue growth of 11.4% reduced by a 18.3% increase in total expenses. In 1994, operating income of $20,175,000 increased by $7,747,000 or 62.3% when compared with operating income of $12,428,000 in 1993. The 1994 improvement reflected a 26.6% increase in revenue reduced by a 13.7% increase in total expenses.

    As a percentage of revenue, operating income for 1995 declined to 29.9% from 33.9% in 1994, although up from 26.5% in 1993. The 1995 decrease in operating income percent was primarily attributable to operating losses sustained by the two UHF television stations. These stations remain categorized as start-up operations, although Outlet Broadcasting has made significant improvements to their overall development.

Interest Expense

    The following table summarizes interest expense for the last three years.

Dollars in thousands    1995     % Change   1994    % Change   1993
- -----------------------------------------------------------------------
Interest expense:
Loan and notes payable $8,505     .4%      $8,467      14.5%  $ 7,392
Note to shareholder       -0-      -          -0-        -      4,016
- -----------------------------------------------------------------------
Total                  $8,505     .4%      $8,467     (25.8%) $11,408(a)
=======================================================================

(a) Net of capitalized interest of $225,000.


     Interest expense increased by $38,000 in 1995, when compared with 1994, because of the effect of higher market interest rates on Outlet Broadcasting's senior loan with a bank. Interest expense decreased in 1994 versus 1993 due to reductions made in outstanding debt and also due to a 1993 refinancing of total debt with borrowings having a reduced rate of interest.

     In 1993, interest expense for loan and notes payable included an amount applicable to 13 1/4% Senior Subordinated Notes (the "Senior Notes") which were repaid during the year. Interest expense on the note to shareholder represents the annual accretion on the Junior Subordinated Note (the "Junior Note") payable to The Mutual Benefit Life Insurance Company which was also repaid in 1993. Details of the 1993 refinancing are provided in the discussion on net cash used by financing activities.

     Cash interest payments for 1995, 1994 and 1993 were $8,108,000, $8,096,000 and $13,071,000 (net of capitalized interest of $225,000), respectively. The amounts paid in 1995 and 1994 include interest of $1,583,000 and $1,571,000, respectively, on Outlet Broadcasting's senior bank loan and interest of $6,525,000 in each year on the outstanding 10 7/8% Senior Subordinated Notes. The amount paid in 1993 includes interest of $6,769,000 on loan and notes payable (primarily the Senior Notes), along with interest of $6,527,000 (two semi-annual installments of $3,125,000 each plus accrued interest through date of redemption) on the Junior Note. An accretion of debt discount of $649,000 in 1993 represents interest accrued on the Junior Note in excess of the $6,250,000 payment, pursuant to the Junior Note's effective interest rate of 17.2%.


Other Income (Expense) Items

     Interest income increased in 1995 due to higher average cash balances maintained during the year and because of improved returns on invested funds. Interest income declined in 1994 as a result of lower cash balances and/or lower market interest rates. Other income increased in 1995 because of the reversal of accruals for music license fees and other items that were no longer required. A gain on the sale of marketable securities provided a further increase to other income. In 1994, other income principally represents tower rental income and other sundry items. In 1993, other income principally represents an accrual that was reversed upon settlement of a music licensing dispute.

     Other expense in 1995 and 1994 includes miscellaneous charges associated with the UHF stations along with approximately $456,000 and $260,000, respectively, as the cost of employee stock options. In 1993, other expense included a write-down of $117,000 pertaining to an unsuccessful attempt to license a black and white television series.

     The 1995, 1994 and 1993 income tax expenses of $3,600,000, $660,000 and
$316,000, respectively, represent the applicable current year's provision for taxes. The provisions for 1995 and 1994 were reduced as the result of adjustments of prior year net operating losses. See Note 5 to the Consolidated Financial Statements.

     In 1995, an extraordinary loss of $4,733,000 or ($4.73) per share, net of taxes, represents costs incurred in connection with Outlet Communications' pending merger with NBC that was consummated on February 2, 1996. In 1993, an extraordinary loss of $1,826,000 or ($1.83) per share, net of taxes, represented one-time debt extinguishment costs resulting from a debt refinancing. See Notes 6 and 8 to the Consolidated Financial Statements.

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

     Outlet Broadcasting also adopted, as of January 1, 1993, FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Note 10 to the Consolidated Financial Statements. The effect of adoption of Statement 106 was not material.

     In 1995, Outlet Broadcasting had income before extraordinary loss of $8,172,000 or $8.17 per share. This compares with 1994 net income of $10,569,000 or $10.57 per share. After the extraordinary loss, net income for 1995 amounted to $3,439,000 or $3.44 per share. In 1993, Outlet Broadcasting's income before extraordinary loss and cumulative effect of change in accounting principle was $2,026,000 or $2.03 per share. After giving effect to the extraordinary loss and change in accounting principle, net income for 1993 amounted to $4,634,000 or $4.63 per share.

Liquidity and Capital Resources

     In 1995, net cash provided by operations totalled $7,944,000. This was a decrease of $11,522,000 or 59.2% when compared with net cash provided by operations of $19,466,000 in 1994. The decrease included the effect of a bonus of $5.5 million paid to an officer of Outlet Broadcasting in December 1995, pursuant to the terms of an agreement with the officer.
The payment was recorded as an extraordinary loss. The decrease in net cash provided by operations also included other merger related expenses reported as an extraordinary loss. See Note 8 to the Consolidated Financial Statements.

     The 1995 decrease in net cash provided by operations further reflected an amount of $5 million received in 1994 from NBC upon renewal of Outlet Broadcasting's affiliation with that network. This was a one-time payment not repeated in 1995. The amount has been reported as deferred revenue and is being amortized into revenue over the six year duration of the affiliation. The amount of deferred revenue to be amortized over the ensuing period of twelve months is included in current liabilities.

     In 1994, net cash provided by operations of $19,466,000 increased by $15,594,000 or 402.7% compared with $3,872,000 in 1993. The improvement included the one-time payment received from NBC as described above and also reflected Outlet Broadcasting's trend of improved operating results.

     The effect of non-cash operating expenses on Outlet Broadcasting's 1995 operating results contributed to a moderate increase in operating cash flow. Operating cash flow in 1995 of $25,634,000 increased by $79,000 or .3% compared with $25,555,000 in 1994. In 1993, operating cash flow amounted to $17,276,000.


     Outlet Broadcasting's increased investment in film contract rights during the years 1995, 1994 and 1993 amounted to $5,672,000, $4,149,000 and $4,672,000, respectively. The increases for 1995 and 1994 were partially attributable to film contract rights acquired for WNCN-TV and WWHO-TV, the television stations that were added during 1994.

     The amounts invested in film contract rights have enabled Outlet Broadcasting to maintain attractive programs on a cost-effective basis. The result has been successful in that audience levels have been retained, while investments in film contract rights have been reasonable and manageable. In addition, the increased number of viewing hours committed to news shows has reduced the need for film acquisitions.

     Although Outlet Broadcasting is strategically committed to a reduced investment in film contract rights, it has been selective in this process. At December 31, 1995 Outlet Broadcasting had commitments to acquire approximately $10,641,000 of film contract rights compared to commitments of $10,992,000 at December 31, 1994. The total amounts are substantially effected by an extended commitment to the Oprah Winfrey Show, to the year 2000, by WJAR-TV. Management believes that the total benefits to be derived from this program will provide a sound economic return to the broadcast station.

     The net decreases in film contracts payable of $372,000, $1,773,000 and $409,000 in 1995, 1994 and 1993, respectively, reflect payments of film contract obligations in accordance with the contracted terms and in the normal course of business. Amortization of film contract rights reflect the normal write-off of film contract values over the period of their use. The reported amounts for the years 1993 through 1995 also include the previously described lump-sum charges for valuation write-downs of certain film contracts.

     The increase in accounts receivable of $2,933,000 in 1995 primarily results from the year's increased volume of business and the effect of two television stations added in 1994. The 1995 increase in accrued expenses primarily reflects accrued costs related to the pending merger of Outlet Communications with NBC and a stockholders' equity pension adjustment resulting from the requirement to recognize an additional minimum pension liability.
     In 1995, net cash used by investing activities amounted to $10,863,000. This included capital expenditures totalling $10,307,000 of which approximately two-thirds was spent in behalf of WNCN-TV. During the year, WNCN-TV moved its broadcast studio and offices to a newly leased facility in Raleigh, North Carolina. This required capital outlays for new equipment, fixtures and studio and office renovations. Outlet Broadcasting's television stations currently operate from modern studio facilities and it is not expected that significant amounts of capital will be required to be invested each year.

     Investing activities also include payments made, in the amount of $556,000, pursuant to a time brokerage agreement entered into with the licensee of a television station to be constructed and operated in New Bedford, Massachusetts. Subject to final regulatory approvals, it is expected that the New Bedford station will be operational in the second half of 1996. It is also anticipated that any further funds required in this venture will be available from internal operations.

     In 1994, net cash used by investing activities totalled $9,932,000. This included capital expenditures of $3,385,000, for all four television stations, and an investment of $1,055,000 pursuant to a time brokerage agreement entered into with the licensee of WWHO-TV. In addition, Outlet Broadcasting purchased the assets and broadcast license of WNCN-TV for an aggregate price of $5,478,000, including acquisition costs of approximately $105,000.

     In 1993, net cash used by investing activities of $5,907,000 represented capital expenditures for, primarily, completion of renovations and improvements to Outlet Broadcasting's new corporate headquarters and WJAR-TV broadcast facility in Cranston, Rhode Island. This amount also included costs for equipping such facility with studio and technical equipment.

     Net cash used by financing activities in 1995 amounted to $4,032,000. This included a total of $4,500,000 in quarterly installments paid to Outlet Broadcasting's senior bank lender on a term loan. In 1994, net cash used by investing activities of $3,450,000 included total payments to the senior bank lender of $3,500,000.

     In 1995, 1994 and 1993, Outlet Broadcasting received capital contributions of $1,084,000, $50,000 and $38,000, respectively, from the exercise of Outlet Communications stock options. The amount for 1995 was reduced by an accrual for stock option expense in the amount of $616,000. Also in 1995, Outlet Broadcasting received a tax benefit of $1,989,000 from an employee's premature disposition of Outlet Communications common stock acquired under a stock option, which amount was recorded as a non-cash contribution of capital.

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

     On July 15, 1993 Outlet Broadcasting completed a public offering of 10 7/8% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes"), in the principal amount of $60,000,000. Proceeds of the public offering were used to prepay the principal balance of the Junior Note due 1997 at its carrying value of $43,946,000 plus accrued interest.


     Also, on August 17, 1993 Outlet Broadcasting redeemed in full its Senior Notes due 1997 in the principal amount of $44,150,000, at 105% of par plus accrued interest. The premium payment on the redemption totalled $2,207,000. Funds for the redemption included a balance remaining from the above public offering along with available cash and funds provided by the Senior Loan in the amount of $28,000,000. The interest rates applicable to the public offering and the Senior Loan were less than the interest rates on the Senior Notes and the Junior Note. The reduced interest rates contributed to subsequent reductions in annual interest expense.

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

     On February 2, 1996, upon Outlet Communications' merger with NBC, the outstanding Senior Loan was repaid in full from funds provided by NBC and the Credit and Guaranty Agreement dated June 28, 1993 was terminated. As a result, Outlet Broadcasting's revolving credit facility was also terminated.

     On March 2, 1996, Outlet Broadcasting commenced an offer to repurchase its outstanding Senior Subordinated Notes in whole, or in part in multiples of $1,000, in cash in an amount equal to 101% of the aggregate principal amount plus interest accrued to the change of control payment date specified in such offer, April 1, 1996. The funds will be provided by NBC.

     At December 31, 1995 Outlet Broadcasting had an excess of current liabilities over current assets, in the amount of $2,434,000. This was a reduction of 5,009,000 compared with an excess of current assets over current liabilities of $2,575,000 at December 31, 1994. The decrease in net working capital primarily resulted from the bonus paid to an officer.

     In 1995, operating cash flow totalled $25,634,000 and the ratio of such amount to interest expense of $8,505,000 was 3.0 to 1. In 1994, the ratio of operating cash flow of $25,555,000 to interest expense of $8,467,000 was also
3.0 to 1, although in 1993 such ratio was 1.5 to 1.

     Outlet Broadcasting's cash position decreased by $6,951,000 during 1995. This reflected funds provided by operations of $7,944,000 reduced by aggregate funds of $14,895,000 used in investing and financing activities. The funds were primarily used for capital expenditures and debt reduction. In 1994, improved results of operations provided a net increase of $6,084,000 in Outlet Broadcasting's cash position and also contributed to that year's overall increase in net working capital. It is expected that 1996 operations, along with current cash on hand, will provide sufficient funds to meet all cash requirements for that year, including debt service.

Item 8.   Financial Statements and Supplementary Data,
          --------------------------------------------


     The Financial Statements of Outlet Broadcasting appear on Pages F-1 through F-24 hereof.


Item 9.   Changes in and Disagreements on Accounting and
          ----------------------------------------------
          Financial Disclosure.
          ---------------------

     None

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

     The following named individuals were the executive officers and directors of Outlet Broadcasting through February 2, 1996, the date of Outlet Communications' merger with NBC:

                             Position with           Years with
Name                   Age  Outlet Broadcasting  Outlet Broadcasting
- ----                   ---  -------------------  -------------------

James G. Babb          64   Chairman of the               (3)
                            Board, President
                            and Chief Executive
                            Officer

Felix W. Oziemblewski  61   Vice President and            27
                            Chief Financial
                            Officer

Joanne E. Schenck      38   Secretary                     21

Linda Sullivan         42   Vice President--              11
                            General Manager
                            WJAR-TV

Douglas E. Gealy       35   Vice President--              (3)
                            General Manager
                            WCMH-TV

Adam G. Polacek        53   Vice President--              (1)
                            General Manager
                            WNCN-TV

Letitia Baldrige       70   Director                      (5)

Julius Koppelman       79   Director                      (5)

Frank E. Walsh, Jr.    55   Director                      (5)

Frank E. Richardson    56   Director                      (5)

Robert C. Butler       65   Director                      (4)

Leonard Lieberman      67   Director                      (4)

James K. Makrianes     71   Director                      (4)

Stephen J. Carlotti    53   Director                      (3)

Frederick R. Griffiths 75   Director                      (2)

Solomon M. Yas         54   Director                      (2)

_____________________
(1) Since 1994.
(2) Since 1992.
(3) Since 1991.
(4) Since 1988.
(5) Since 1986.
                                     - 27 -

     Set forth below is certain information with respect to the executive officers and directors of Outlet Broadcasting through February 2, 1996:

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

Felix W. Oziemblewski
     Mr. Oziemblewski has been with Outlet Broadcasting since 1968, has served as its Vice President and Chief Financial Officer since 1984 and has served Outlet Communications in those capacities since its formation in 1986. Prior to joining Outlet Broadcasting, Mr. Oziemblewski, a certified public accountant, was employed by Ernst & Young LLP. He has been active in several professional organizations.

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

Adam G. Polacek
     Mr. Polacek was appointed Vice President-General Manager of WNCN-TV in August 1994. Prior to joining Outlet Broadcasting, from 1991 to 1994, Mr. Polacek was Vice President and General Manager of WLFL-TV, Raleigh, North Carolina. Prior thereto, he was President and Chief Operating Officer of Heritage Broadcast Group, Inc. for approximately five years.

Letitia Baldrige
     Since 1964, Ms. Baldrige has been the owner of Letitia Baldrige Enterprises, Inc., a management training and public relations consulting firm. She is an author, lecturer, and columnist. Ms. Baldrige is also a director of Hartmarx Corporation, Federal Home Loan Bank of Atlanta and a member of the board of numerous non-profit organizations.

Robert C. Butler
     Mr. Butler was Senior Vice President and Chief Financial Officer of International Paper Company, a forest products company, from 1988 to September 1995. Mr. Butler was a Group Executive Vice President of the National Broadcasting Company ("NBC") from 1984 to 1988. From 1979 to 1984 he served as Executive Vice President-Finance of NBC.

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

     Effective with the February 2, 1996 merger of Outlet Communications with NBC, the above named executive officers and directors of Outlet Broadcasting were removed from office, except for Ms. Sullivan and Messrs. Gealy and Polacek (who retained their position), and Ms. Schenck (who was elected an Assistant Secretary), and replaced with the following listed executive officers and directors:

                             Position with            Years with
Name                   Age  Outlet Broadcasting  Outlet Broadcasting
- ----                   ---  -------------------  -------------------

John Rohrbeck          55   President                      (a)

Robert Finnerty        52   Vice President                 (a)

Warren Jenson          39   Vice President &               (a)
                            Treasurer and
                            Director

Richard Cotton         51   Secretary and
                            Director                       (a)

Robert C. Wright       52   Director                       (a)

Edward L. Scanlon      61   Director                       (a)


(a) Since February 2, 1996

     Set forth below is certain information with respect to the newly elected executive officers and directors of Outlet Broadcasting:

John Rohrbeck
     Mr. Rohrbeck was named President, NBC Television Stations in December 1991. From August 1984 until December 1991, Mr. Rohrbeck was President and General Manager of KNBC-TV in Los Angeles.

Robert Finnerty
     Mr. Finnerty has been Vice President, Finance and Operations of NBC since December 1987.

Warren Jenson
     Mr. Jenson was named Senior Vice President, Chief Financial Officer of NBC in July 1992. Prior to joining NBC, Mr. Jenson spent four years at General Electric, first as Staff Executive and Manager of Mergers and Acquisitions, and then as Director of GE Investor Relations.

Robert C. Wright
     Mr. Wright has been President and Chief Executive Officer of NBC since September 1986, when he joined that company.

Edward L. Scanlon
     Mr. Scanlon has been Executive Vice President, Employee Relations at NBC since 1987.

Richard Cotton
     Mr. Cotton has been Executive Vice President and General Counsel of NBC since October 1989.




Item 11.  Executive Compensation.
          -----------------------

     The following table sets forth certain information with respect to compensation paid to the Chief Executive Officer and the most highly compensated executive officers as to whom the total annual salary and bonus earned exceeded $100,000 for the fiscal year ended December 31, 1995.


Summary Compensation Table
- ---------------------------------------------------------------------------------------------------------
                            Annual Compensation                           Long Term Compensation
                                                                                      Shares
                                                               Other                  Under-   All
                                                               Annual     Restricted  lying    Other
                       Principal                               Compen-    Stock       Options  Compen-
Name                   Position    Year   Salary    Bonus(1)   sation(2)  Awards(3)   Granted  sation(4)

James G. Babb          Chairman,   1995  $377,769$5,750,000     $37,623   $  0          0       $4,500
                       President   1994   331,154   225,000      22,819      0       90,000      1,848
                       and Chief   1993   294,615   200,000      23,014      0          0          0
                       Executive
                       Officer

Felix W. Oziemblewski  Vice        1995   138,192    60,000       4,533      0          0        4,500
                       President-  1994   127,819    55,000       5,542      0        8,000      1,200
                       Chief       1993   121,554    60,000       8,781      0          0          0
                       Financial
                       Officer and
                       Treasurer

Douglas E. Gealy       Vice        1995   170,481    65,000       4,915      0          0        4,500
                       President-  1994   146,538    60,000       4,660      0       12,000      1,558
                       General     1993   133,077    65,000       5,101      0          0          0
                       Manager
                       WCMH-TV

Linda W. Sullivan      Vice        1995   146,385    60,000       4,347      0          0        4,500
                       President-  1994   124,808    50,000       4,386      0       12,000      1,200
                       General     1993   111,539    57,500       5,138      0          0          0
                       Manager
                       WJAR-TV

Adam G. Polacek        Vice        1995   147,349    35,000         0        0          0        1,925
                       President-  1994    49,053    10,000         0        0       15,000        0
                       General     1993     N/A       N/A          N/A      N/A        N/A        N/A
                       Manager
                       WNCN-TV(5)

(1) Amounts represent incentive compensation awards except that in 1995, the amount for Mr. Babb also includes an accelerated bonus of $5,500,000 made pursuant to an agreement between Outlet Communications, Inc and Mr. Baab. Also, the amounts for 1993 include one-time bonuses of $25,000 for Mr. Babb and $15,000 each for Mr. Oziemblewski, Mr. Gealy and Ms. Sullivan, paid upon completion of a successful debt refinancing.
(2) Amounts listed represent gross-up payments for tax liabilities. Excludes perquisites and other benefits, unless the aggregate amount of these items exceeds the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer.


                                                     - 32 -
(Continued on next page)

(3) As of December 31, 1995, total restricted stock awards of 71,500 shares had been made pursuant to Outlet Communications' 1992 Stock Incentive Plan. The value of the restricted stock awards shown in the table, if any, is based on the market value of the shares on the date of grant of the award, less
     the purchase price ($1.00 per share).   The shares subject to such awards
     vest in three equal annual installments commencing in August 1993. As of December 31, 1995, Mr. Babb had purchased 30,000 shares, Mr. Oziemblewski and Mr. Gealy had each purchased 6,666 shares and Ms. Sullivan had purchased 3,333 shares in accordance with the terms of the original grant. Mr. Polacek has not received any restricted stock awards. As of December 31, 1995, the market value of outstanding restricted stock awards held by Mr. Babb, Mr. Oziemblewski, Mr. Gealy and Ms. Sullivan, less the purchase price ($1.00 per share), was $-0-, $154,198, $154,198 and $308,349 for unpurchased shares, respectively. No restricted stock awards were made in 1995.
(4) Amounts represent Outlet Broadcasting's contribution to the Outlet Broadcasting, Inc. 401(k) and Profit Sharing Plan.
(5)  Mr. Polacek joined Outlet Broadcasting in August 1994.

Stock Options

    Options reflected in the Summary Compensation Table were granted under the Outlet Communications 1992 Stock Incentive Plan (the "Plan") as approved by stockholders on June 25, 1992, amended April 27, 1993 and May 2, 1995. The Plan authorizes grants of either non-qualified or incentive stock options, or awards of restricted shares, to key employees. The aggregate number of shares of Common Stock available for awards under the Plan is 600,000 shares. The purpose of the Plan is to encourage stock ownership by executives and thereby increase the executives' personal interest in Outlet Broadcasting's continued success and progress. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of options granted, the exercise price and exercisability thereof. The Plan was terminated in connection with the NBC merger and all options were accelerated and cancelled upon payment of the difference between $47.25 and the exercise price of each such option.

    There were no options granted in the last fiscal year to the executive officers named in the Summary Compensation Table.

    The following table summarizes options exercised during 1995 and shows fiscal year-end option values for the executive officers named in the Summary Compensation Table.

Fiscal Year-end Option Values
- -------------------------------------------------------------------------

                                         Number
                                         of Shares              Value of
                                         Underlying            Unexercised
                                         Unexercised           In-the-Money
                      Shares             Options at            Options at
                      Acquired  Value    Year-End               Year-End(2)
                      on Exer-  Realized Exer-   Unexer-  Exer-   Unexer-
Name                  cise        (1)    cisable cisable  cisable   cisable
___________________________________________________________________________
James G. Babb         120,000 $4,882,500    0       0     $   0    $   0
Felix W. Oziemblewski    0          0     12,667   5,333   524,010  167,990
Douglas E. Gealy         0          0     14,000   8,000   566,000  252,000
Linda W. Sullivan        0          0     10,667   8,000   419,348  252,000
Adam G. Polacek          0          0      5,000  10,000   198,125  396,250


(1) Value is based on average of the bid and ask prices on the date of exercise less the exercise price.
(2) Value is based on the last sales price per share ($47.25) on December 29, 1995, as reported on the NASDAQ National Market
    System, less the applicable option price.

Retirement Plans

      Outlet Broadcasting maintains a non-contributory qualified retirement plan (the "Retirement Plan") for the benefit of its employees, including the individuals named in the Summary Compensation Table. As of August 31, 1994 (the "Curtailment Date"), Outlet Broadcasting curtailed the Retirement Plan and suspended the accrual of further benefits for all employees. The following table shows the estimated annual benefits payable upon retirement to persons in specified salary and bonus levels and years of credited service.

Compen-
sation     Years of Service
- ------------------------------------------------------------------
              15         20         25       30         35
__________________________________________________________________
$125,000  $ 28,125   $ 37,500  $ 46,875  $ 56,250  $ 65,625
 150,000    33,750     45,000    56,250    67,500    78,750
 175,000    39,375     52,500    65,625    78,750    91,875
 200,000    45,000     60,000    75,000    90,000   105,000
 225,000    50,625     67,500    84,375   101,250   118,125
 250,000    56,250     75,000    93,750   112,500   120,000*
 300,000    67,500     90,000   112,500   120,000*  120,000*
 400,000    90,000    120,000   120,000*  120,000*  120,000*
 450,000   101,250    120,000*  120,000*  120,000*  120,000*
 500,000   112,500    120,000*  120,000*  120,000*  120,000*
 600,000   120,000*   120,000*  120,000*  120,000*  120,000*
_________________________________________________________________
* Maximum annual benefit permitted under Section 415 of the Internal Revenue Code.
Note - The estimated annual benefits shown in the above table may be further limited due to the provisions of section 401(a)(17) of the Internal Revenue Code.


      The amounts payable shown in the preceding table are based on the following assumptions: (i) the individual shall have retired at the normal retirement age of 65, (ii) "compensation" is the average of the covered compensation paid to such individual during the three calendar years in which salary is the highest, (iii) covered compensation is salary and bonuses paid to Retirement Plan participants through the Curtailment Date (which amounts are included in the Salary and Bonus columns of the Summary Compensation Table), and
(iv) benefits are paid in the form of a straight-life annuity.

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


Compen-
sation    Years of Service
- ------------------------------------------------------------------
               15         20        25         30       35
__________________________________________________________________
$125,000   $ 21,875   $ 25,000  $ 15,625  $  6,250 $      0
 150,000     26,250     30,000    18,750     7,500        0
 175,000     30,625     35,000    21,875     8,750        0
 200,000     35,000     40,000    25,000    10,000        0
 225,000     39,375     45,000    28,125    11,250        0
 250,000     43,750     50,000    31,250    12,500    5,000
 300,000     52,500     60,000    37,500    30,000   30,000
 400,000     70,000     80,000    80,000    80,000   80,000
 450,000     78,750    105,000   105,000   105,000  105,000
 500,000     87,500    130,000   130,000   130,000  130,000
 600,000    120,000    180,000   180,000   180,000  180,000
_________________________________________________________________


      The amounts payable shown in the above table are based on the following assumptions: (i) the individual shall have retired at the normal age of 65,
(ii) "compensation" is the average salary paid to such individual during the three calendar years in which salary is the highest in the five years prior to retirement, plus the average Executive Incentive Compensation award for the highest three years during the ten years prior to retirement, (iii) benefits are paid in the form of a straight-line annuity, (iv) estimated annual payments are after deduction for Retirement Plan benefits, but before any deduction for Social Security benefits. Covered compensation under the Supplemental Plan is also included in the Salary and Bonus columns of the Summary Compensation Table.

      As of December 31, 1995, for purposes of computing benefits under the Retirement Plan and the Supplemental Plan, Mr. Babb has 3.4 years of service, Mr. Oziemblewski has 25.9 years, Ms. Sullivan has 9.4 years, Mr. Gealy has 3.2 years and Mr. Polacek has -0- years.

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


Employment Contracts

      Mr. James G. Babb entered into an employment agreement as Chairman, President and Chief Executive Officer, effective January 1, 1993, for a term of five years, as amended. The agreement provides for a base salary of $385,000, as adjusted. The agreement also provides that Mr. Babb will be a participant in the Executive Incentive Compensation Plan and that he will be eligible to receive awards of stock options under Outlet Communications' stock option plans.


      Mr. Babb was further eligible to receive additional compensation in the event of a merger or sale of assets pursuant to which Outlet Communications' stockholders receive value in excess of $9 per share. Such provision specifies that Mr. Babb is to receive on the closing date of such merger or sale an amount in cash equal to 2% of the aggregate amount by which the per share cash price paid in a merger or sale exceeds $9.00 per share, up to $12.00 per share, and 3% of the aggregate amount by which the per share cash price paid exceeds $12.00 per share. Based on the total number of shares of Outlet Communications Common Stock outstanding at the time of merger with NBC, Mr. Babb would have been entitled to receive at closing a total of approximately $7,514,868 under this provision. On December 14, 1995, the Board of Directors, with the approval of NBC, authorized the unconditional acceleration of all of Mr. Babb's stock options and the unconditional payment to him of $5,500,000. Such payment of $5,500,000 was made prior to December 31, 1995, was not conditioned upon the closing of the merger, and reduced the amount to which he would have been entitled in the event of the merger as described above.

      In the event of termination without cause, Outlet Broadcasting will pay Mr. Babb his compensation for twelve months or the remaining portion of his employment period, whichever is greater. On February 2, 1996, upon the consummation of the merger of Outlet Communications with NBC, Mr. Babb's employment contract was terminated and Mr. Babb received compensation in the amount of $1,110,230 for the remaining portion of his employment period.

      Mr. Douglas E. Gealy entered into an employment agreement as Vice President-General Manager of WCMH-TV in May 1993 which remains in effect until April 30, 1996. The contract provides for a base salary of $175,000 per annum, as adjusted, and also provides that the employee will be a participant in the Executive Incentive Compensation Plan. Ms. Sullivan entered into an employment agreement as Vice President-General Manager of WJAR-TV, effective January 1, 1995, which remains in effect until December 31, 1996. The agreement provides for a base salary of $150,000 and also provides that the employee will be a participant in the Executive Incentive Compensation Plan. The employment contract of Mr. Oziemblewski with Outlet Broadcasting expired as of March 31, 1992. The contract provides, however, that if employment is terminated other than for cause, death or disability within a five-year period following the term of the contract, Outlet Broadcasting will pay a minimum of one year base salary as severance payment. At December 31, 1995 this amounted to $140,000. In the event of a merger of Outlet Communications or Outlet Broadcasting, or acquisition of 50% of their voting securities, or any other change in control, the contracts are deemed to have been assigned to the successor entity.

Compensation Committee Interlocks and Insider Participation

      Mr. Koppelman served as Chairman and Messrs. Butler, Richardson and Walsh and Ms. Baldrige served as members of the Compensation Committee of the Board. No member of the Compensation Committee is a current or former officer or employee of Outlet Broadcasting or any of its subsidiaries. All members of the Compensation Committee except Ms. Baldrige were designated by Wesray pursuant to the Stockholders' Agreement described below under "Certain Relationships and Related Transactions-Stockholders' Agreement."

      Messrs. Richardson and Walsh are stockholders and Messrs. Koppelman, Richardson and Walsh are directors of Harding Service, which provided management consulting services to Outlet Broadcasting pursuant to an agreement entered into in July 1986. Under the agreement, Harding Service agreed to provide Outlet Broadcasting with general management, corporate finance, marketing and business investment advice until July 1996. Such advice included reviewing capital and operating budgets, capital appropriations, executive compensation and employee incentive programs, business strategies, budgeting and forecasting, and general corporate planning and financial oversight. Harding Service provides management consulting services to several other entities affiliated with Wesray. In consideration of the consulting services, Outlet Broadcasting agreed to pay consulting services fees equal to 0.333% of annual gross revenues to Harding Service, which fees totalled $264,095 in 1995. This agreement was entered into when Outlet Communications was privately held and may not be on terms as favorable to Outlet Broadcasting as could have been obtained from an unaffiliated party. As a condition of the closing of the merger of Outlet Communications with NBC, the agreement with Harding Service was cancelled as of February 2, 1996.

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


Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

Stockholders' Agreement Outlet Communications, Outlet Broadcasting, and each of Outlet Communications' original stockholders (including MBL Life Assurance Corp., successor to Mutual Benefit) and certain of their successors and assigns were parties to a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement required that the stockholders party to the Stockholders' Agreement vote their shares to fix the number of directors of Outlet Communications at 14 and elect as directors five persons designated by certain management stockholders (the "Management Stockholders") and nine persons designated by the stockholders affiliated with Wesray (the "Wesray Stockholders"). The following persons were parties to the Stockholders'
Agreement: Hugh J. Byrnes, Richard D. Ferrier, Maria E. Ferrier, The Hartington Trust, Keith Hightower, John D. Howard, Julius Koppelman, Frank H. Pearl and selected trust, Frank E. Richardson, E. Burke Ross, Jr., William E. Simon, Manfred L. Steyn, Henrik N. Vanderlip, The OCI Trust, (Wesray Stockholders), Reginald Butts, Steve J. Caminis, Charles G. Conklin, Estate of David E. Henderson and related trusts, Frederick R. Griffiths, Thomas J. Mosher, Felix W. Oziemblewski, Gerald T. Plemmons, Josephine Renola, Garland R. Robinson, John D. Sawhill, Gerald Scher, Mara L. Snodgrass, Solomon M. Yas, Joseph A. Young (Management Stockholders) and MBL Life Assurance Corp. MBL Life Assurance Corp. is the transferee of certain assets formerly held by Mutual Benefit, including the holdings of Mutual Benefit in Outlet Communications' Common Stock. Mutual Benefit was placed in rehabilitation by the New Jersey Commissioner of Insurance on July 16, 1991.

The Stockholders' Agreement also provided that each stockholder and MBL Life Assurance Corp. may not agree to sell any securities to a buyer who would as a result of such purchase own more than 50% of the outstanding Common Stock of Outlet Communications unless prior to such sale the buyer agreed to be bound by the Stockholders' Agreement and afford each stockholder the opportunity to sell a pro rata portion of his shares on the same terms and conditions.

The Stockholders' Agreement provided that it would terminate on the earlier of
(i) December 9, 1996; (ii) the date that the Wesray Stockholders, Management Stockholders and MBL Life Assurance Corp. own an aggregate of less than 50% of Outlet Communications issued and outstanding Common Stock; and (iii) the date of an event of bankruptcy or insolvency of Outlet Communications or Outlet Broadcasting or foreclosure or similar actions or proceedings by the senior bank lender. Upon consummation of the merger of Outlet Communications with NBC, on February 2, 1996, the Stockholders' Agreement was terminated.

Management Consulting Agreement In July 1986, Outlet Broadcasting entered into an agreement for management consulting services with Harding Service, of which Mr. Richardson and Mr. Walsh are stockholders and Messrs. Koppelman, Richardson and Walsh are directors. For a description of the agreement with Harding Service, see "Compensation Committee Interlocks and Insider Participation."


Transactions with the Law Firm of Hinckley, Allen & Snyder The law firm of Hinckley, Allen & Snyder of which Mr. Stephen J. Carlotti, a former director of Outlet Broadcasting, is Managing Partner, provided legal services to Outlet Broadcasting during fiscal year 1995.


Future Transactions with Affiliates

      It is the policy of Outlet Broadcasting with respect to future transactions with persons or entities affiliated with officers, directors, employees, or stockholders of Outlet Broadcasting which relate to the operation of the business of Outlet Broadcasting, that any such transactions shall be on terms no less favorable to Outlet Broadcasting than could have reasonably been obtained in arms-length transactions with independent third parties.

                                     PART IV

Item 14.  Exhibit, Financial Statement Schedules, and Reports on
          ------------------------------------------------------
          Form 8-K.
          ---------

      (a).  (1) Financial Statements and Schedules

      The following Consolidated Financial Statements of Outlet Broadcasting, Inc., appear on pages F-1 through F-23 hereof.

      Consolidated Balance Sheets as of December 31, 1995, and
      1994.

      Consolidated Statements of Income for the years ended
      December 31, 1995, 1994 and 1993.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993.

      Notes to Consolidated Financial Statements -- December 31,
      1995.

            (2) The following Financial Statement Schedules of Outlet Broadcasting, Inc. are included herein.

For the years ended December 31, 1995, 1994 and 1993:

Page Herein     Schedule
- -----------     --------

  S-1          Schedule II    --   Valuation and Qualifying
                                   Accounts


All supporting schedules other than the above have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto.

    (b).  Reports on Form 8-K.

          A report on Form 8-K dated February 2, 1996 was filed regarding (i) change in control of Outlet Broadcasting upon the merger of Outlet Communications into a subsidiary of NBC on February 2, 1996, (ii) the termination of Outlet Broadcasting's Credit and Guaranty Agreement with a bank upon full payment of Outlet Broadcasting's obligations and liabilities to such bank by NBC and General Electric Company and (iii) Outlet Broadcasting's intent to offer to repurchase its outstanding 10 7/8% Senior Subordinated Notes at 101% of principal amount plus accrued interest.

    (c). Exhibits (an exhibit index immediately preceding the exhibits indicates the page number where each exhibit can be found).

    Outlet Broadcasting will furnish, upon request, any exhibit listed herein upon the payment of a fee not to exceed reasonable expenses incurred by Outlet Broadcasting in furnishing such exhibit.

3.  (a)       Certificate of Incorporation*, as amended,
              December 17, 1987;**and September 19, 1989;***
    (b)       Amended and Restated By-Laws, dated February 2,
              1996;************
4.            Indenture, dated as of July 8, 1993 between Outlet
              Broadcasting, Inc. and Bankers Trust Company, as
              Trustee, governing Outlet Broadcasting, Inc. 10 7/8%
              Senior Subordinated Notes Due 2003;***
10. Material contracts:
    (a)       Agreement for Management Consulting Services, dated
              July 31, 1986, by and between Harding Service
              Corporation and Outlet Communications, Inc.;*(1)
    (b)(i)    Stockholders' Agreement, dated December 10, 1986, by
              and among Outlet Communications, Inc.; Outlet
              Broadcasting, Inc. and the persons named therein
              (the Stockholders' Agreement);***
    (b)(ii)   Amendment No. 1, dated as of December 1, 1987, to
              the Stockholders' Agreement;***
    (b)(iii)  Agreement dated July 26, 1988, by and among Outlet
              Communications, Inc.; Outlet Broadcasting, Inc.
              and the persons named therein amending the Stockholders' Agreement;***
    (c)       Credit and Guaranty Agreement dated as of June 28,
              1993 among Outlet Broadcasting, Inc. and Outlet
              Communications, Inc. and Fleet National Bank;***
    (d)       Supplemental Retirement Plan;***(1)
    (e)       1992 Stock Incentive Plan, as amended and
              restated;***as amended May 2, 1995***********(1)
    (f)(i)    Employment Agreement, dated April 1, 1989, among
              Felix W. Oziemblewski and Outlet Broadcasting, Inc.
              and Outlet Communications, Inc.;****(1)
    (f)(ii)   Employment Agreement, dated January 1, 1995, among
              Linda Sullivan and Outlet Broadcasting, Inc.
              and Outlet Communications, Inc.;********(1)
    (f)(iii)  Employment Agreement, dated May 1, 1993 among
              Douglas E. Gealy and Outlet Broadcasting, Inc. and
              Outlet Communications, Inc.***(1)
    (f)(iv)   Employment Agreement, dated January 1, 1993, between
              James G. Babb and Outlet Communications, Inc.;****** as amended December 17, 1993;*******(1)
    (f)(v)    Employment Agreement, dated January 1, 1995, among
              Adam G. Polacek and Outlet Broadcasting, Inc.
              and Outlet Communications, Inc.;********(1)
    (f)(vi)   Employment Agreement, dated January 1, 1995 among
              Steven Soldinger and Outlet Broadcasting, Inc. and
              Outlet Communications, Inc.********(1)
    (f)(vii)  Agreement dated December 27, 1995 between
              Outlet Communications, Inc. and James G.
              Babb************(1)
    (g)       Lease Agreement dated as of September 27, 1982
              between WBNS-TV and Outlet Broadcasting, Inc.
              regarding tower facility of WCMH;***

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

    (j) Press Release, dated March 21, 1995, announcing the retention of a financial advisor to explore strategic alternatives.********

    (k)       Merger Agreement dated as of June 30, 1995, among
              Renaissance Communications, Corp., Renaissance
              Communications Acquisition Corp., and Outlet
              Communications, Inc.*********

    (l)       Merger Agreement dated as of August 2, 1995, among
              National Broadcasting Company, Inc., CO Acquisition
              Corporation and Outlet Communications, Inc.**********

    (m)       Time Brokerage Agreement dated as of December 14,
              1994, among Outlet Broadcasting, Inc. and BAF
              Enterprises, Inc. and Fant Broadcasting Company of Ohio, Inc.************

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

****          Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1989.

*****         Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1990.

******        Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1992.

*******       Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1993.

********      Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1994.

*********     Incorporated by reference from Current Report on
Form 8-K dated June 30, 1995.

**********    Incorporated by reference from Current Report on
Form 8-K dated August 2, 1995.

***********   Incorporated by reference from the Definitive 14A Proxy Statement filed by Outlet Communications, Inc. on March 30, 1995.

************  Filed herewith.


________________________________________________
(1) Management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                              OUTLET BROADCASTING, INC.



                                   /s/ John Rohrbeck
                              -------------------------------
                              By:  John Rohrbeck
                                   President



Dated:  March 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                Date
    ---------                     -----                ----


Principal Executive
  Officer:

/s/ John Rohrbeck              President           March 29, 1996
- ---------------------------
John Rohrbeck


Principal Financial and
  Accounting Officer:

/s/ Warren Jenson              Vice President and  March 29, 1996
- ----------------------------
Warren Jenson                  Treasurer and
                               Director

    Directors:

/s/ Robert C. Wright           Director            March 29, 1996
- -------------------------
Robert C. Wright


/s/ Edward L. Scanlon          Director            March 29, 1996
- -------------------------
Edward L. Scanlon


/s/ Richard Cotton             Director            March 29, 1996
- -------------------------
Richard Cotton

                         Report of Independent Auditors

Board of Directors
Outlet Broadcasting, Inc.

We have audited the accompanying consolidated balance sheets of Outlet Broadcasting, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Outlet Broadcasting, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 5 and 10 to the financial statements, in 1993 the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

                                                       ERNST & YOUNG LLP

Providence, Rhode Island
February 19, 1996

                           Outlet Broadcasting, Inc.

                           Consolidated Balance Sheets

                                                         December 31
                                                     1995          1994
                                                  ---------------------------
  Assets
  Current Assets
    Cash and cash equivalents                   $    889,000     $  7,840,000
    Trade accounts receivable, less allowance
      for doubtful accounts of $450,000 in
      1995 and $321,000 in 1994                   16,573,000       13,640,000
    Film contract rights                           3,148,000        3,350,000
    Other current assets                           1,154,000        1,171,000
                                                  ---------------------------
  Total Current Assets                            21,764,764       26,001,000

  Other Assets
    Film contract rights                             346,000        1,012,000
    Deferred financing costs and other             3,480,000        3,399,000
                                                  ---------------------------
                                                   3,826,000        4,411,000

  Property and Equipment
    Land                                           1,899,000        1,899,000
    Buildings                                     11,633,000       10,967,000
    Fixtures and equipment                        45,672,000       36,766,000
                                                  ---------------------------
                                                  59,204,000       49,632,000
    Less accumulated depreciation                 29,728,000       27,115,000
                                                  ---------------------------
                                                  29,476,000       22,517,000

Intangible Assets                                 74,479,000       76,999,000
                                                  ---------------------------
                                                $129,545,000     $129,928,000
                                                =============================

                                                     December 31
                                                1995             1994
                                              ---------------------------

Liabilities and Stockholder's Equity
Current Liabilities
  Trade accounts payable                     $ 1,492,000        $ 801,000
  Accrued expenses                            11,522,000       10,394,000
  Film contracts payable                       3,814,000       4, 174,000
  Deferred revenue                               833,000          833,000
  Federal and state income taxes               1,537,000        2,724,000
  Current portion of long-term debt            5,000,000        4,500,000
                                              ---------------------------
Total Current Liabilities                     24,198,000       23,426,000

Long-Term Debt
  Loan payable                                10,000,000       15,000,000
  Notes payable                               60,000,000       60,000,000
                                              ---------------------------
                                              70,000,000       75,000,000
Other Liabilities
  Film contracts payable                       1,007,000        1,019,000
  Unfunded pensions                            2,242,000        2,355,000
  Deferred revenue                             3,056,000        3,889,000
  Deferred income taxes                        3,564,000        4,403,000
  Other                                        3,057,000        3,432,000
                                              ---------------------------
                                              12,926,000       15,098,000
Stockholder's Equity
  Capital stock                                   10,000           10,000
  Capital surplus                             35,605,000       32,532,000
  Accumulated deficit                        (12,699,000)     (16,138,000)
  Pension liability adjustment                  (495,000)               -
                                             ----------------------------
                                              22,421,000       16,404,000
                                             ----------------------------
                                            $129,545,000     $129,928,000
                                             ============================
See accompanying notes.

                           Outlet Broadcasting, Inc.

                        Consolidated Statements of Income



                                           Year ended December 31
                                          1995         1994        1993
                                      -------------------------------------

Net revenue                           $66,210,000  $59,442,000 $46,952,000
Operating expenses:
  Technical, programming and news      23,784,000   20,113,000  18,035,000
  Selling, general and administrative  16,792,000   13,774,000  11,641,000
  Depreciation                          3,347,000    2,775,000   2,488,000
  Amortization of intangibles           2,520,000    2,605,000   2,360,000
                                        ----------------------------------
                                       46,443,000   39,267,000  34,524,000
                                       -----------------------------------
Operating income                       19,767,000   20,175,000  12,428,000

Interest expense:
  Loan and notes payable               (8,505,000)  (8,467,000) (7,392,000)
  Note payable to shareholder                                   (4,016,000)
  Other income (expense):
  Interest income                         382,000      141,000     239,000
  Other income                          1,246,000      276,000   1,694,000
  Other expense                        (1,118,000)    (896,000)   (611,000)
                                      ------------------------------------
Total interest and other income
  (expense)                            (7,995,000)  (8,946,000)(10,086,000)
Income before income taxes,
  extraordinary loss and cumulative
  effect of change in accounting
  principle                            11,772,000   11,229,000   2,342,000
Income taxes                            3,600,000      660,000     316,000
                                        ----------------------------------
Income before extraordinary loss and
  cumulative effect of change in
  accounting principle                  8,172,000   10,569,000   2,026,000

Extraordinary loss, net                (4,733,000)              (1,826,000)
Cumulative effect of change in
  method of accounting for income taxes                          4,434,000
                                       -----------------------------------
Net income                            $ 3,439,000  $10,569,000 $ 4,634,000
                                      ====================================

                            Outlet Broadcasting, Inc.

                                         Year ended December 31
                                        1995    1994         1993
                                       ----------------------------

  Income per share:
  Before extraordinary loss and
    cumulative effect of change in
    accounting principle                 $8.17    $10.57        $2.03
  Extraordinary loss, net                (4.73)                ( 1.83)
  Cumulative effect of change in
    method of accounting for income
    taxes                                                        4.43
                                         ----------------------------
  Net income per share                   $3.44    $10.57        $4.63
                                         ----------------------------

See accompanying notes.

                                                       Outlet Broadcasting, Inc.

                                            Consolidated Statements of Stockholder's Equity

                                     Class A Common Stock
                               --------------------------                                    Pension
                                    Number of       Par        Capital       Accumulated    Liability
                                     Shares        Value       Surplus         Deficit      Adjustment        Total
                               --------------------------------------------------------------------------------------
Balances at December 31, 1992      1,000,000      $10,000    $32,444,000    $(31,341,000)                 $ 1,113,000
Contribution of capital                                           38,000                                       38,000
Net income                                                                     4,634,000                    4,634,000
                               --------------------------------------------------------------------------------------
Balances at December 31, 1993      1,000,000       10,000     32,482,000     (26,707,000)                   5,785,000

Contribution of capital                                           50,000                                       50,000
Net income                                                                    10,569,000                   10,569,000
                               --------------------------------------------------------------------------------------
Balances at December 31, 1994      1,000,000       10,000     32,532,000     (16,138,000)                  16,404,000

Contribution of capital                                        3,073,000                                    3,073,000
Net income                                                                     3,439,000                    3,439,000
Pension liability adjustment                                                                $(495,000)       (495,000)
                               --------------------------------------------------------------------------------------
Balances at December 31, 1995      1,000,000      $10,000    $35,605,000    $(12,699,000)   $(495,000)    $22,421,000
                               ======================================================================================


See accompanying notes.

                            Outlet Broadcasting, Inc.

                      Consolidated Statements of Cash Flows


                                               Year ended December 31
                                            1995        1994         1993
                                     -----------------------------------------
Operations:
Net income                             $ 3,439,000  $10,569,000   $4,634,000
Adjustments to reconcile net income
 to net cash provided by operations:
   Depreciation and amortization         5,867,000    5,380,000    4,848,000
   Amortization of other assets            365,000      365,000      272,000
   Accretion of debt discount                                        649,000
   Change in accounting principle                                 (4,434,000)
   Extraordinary loss--net                                         1,826,000
   Increase (decrease) in deferred
     taxes                               1,150,000     (151,000)   1,186,000
   Increase in accounts receivable      (2,933,000)  (2,800,000)  (1,010,000)
   Amortization of film contract
     rights and valuation adjustments    6,540,000    5,662,000    5,633,000
   Increase in prepaid film contract
     rights                             (5,672,000)  (4,149,000)  (4,672,000)
   (Increase) decrease in other
     current assets                        (17,000)    (369,000)     395,000
   Increase (decrease) in accounts
     payable and accrued expenses        2,435,000    2,148,000   (3,575,000)
   Decrease in film contracts payable     (372,000)  (1,773,000)    (409,000)
   (Decrease) increase in deferred
     revenue                              (833,000)   4,722,000
   (Decrease) increase in income
     taxes payable                      (1,187,000)     524,000     (984,000)
   Other                                  (872,000)    (662,000)    (487,000)
                                     -----------------------------------------
Net Cash Provided by Operations          7,944,000   19,466,000    3,872,000

                            Outlet Broadcasting, Inc.

                                                Year ended December 31
                                              1995        1994         1993
                                       ---------------------------------------

Investing:
Capital expenditures--net of disposals   (10,307,000) (3,385,000)  (5,907,000)
Investment in time brokerage
 agreements                                 (556,000) (1,055,000)
Acquisition of broadcast station                      (5,478,000)
Other                                                    (14,000)
                                       ---------------------------------------
Net Cash Used by Investing               (10,863,000) (9,932,000)  (5,907,000)

Financing:
Issuance of notes payable                                          60,000,000
Proceeds from issuance of term loan                                25,000,000
Payment of loan payable                   (4,500,000) (3,500,000)  (2,000,000)
Payment of long-term debt                                         (44,150,000)
Redemption of note payable to
 shareholder                                                      (43,946,000)
Contribution of capital                      468,000      50,000       38,000
Debt refinancing costs                                             (3,151,000)
Premium on debt refinancing                                        (2,207,000)
                                       ---------------------------------------
Net Cash Used by Financing                (4,032,000) (3,450,000) (10,416,000)
                                       ---------------------------------------

Net (decrease) increase in cash and
  cash equivalents                        (6,951,000)   6,084,000 (12,451,000)
Cash and cash equivalents at
  beginning of year                         7,840,000   1,756,000  14,207,000
                                       ---------------------------------------
Cash and Cash Equivalents at End
  of Year                                $    889,000 $ 7,840,000 $ 1,756,000
                                       =======================================

See accompanying notes.

                            Outlet Broadcasting, Inc.

                   Notes to Consolidated Financial Statements
                               December 31, 1995



1. Basis of Presentation

Outlet Broadcasting, Inc. (the Company) is a wholly-owned subsidiary of Outlet Communications, Inc. (the Parent Company). The consolidated financial statements include the accounts of Outlet Broadcasting, Inc. and its wholly-owned subsidiaries. All material intercompany accounts are eliminated.

The Company's operations consist of three owned television stations and one television station operated under a time brokerage agreement. The owned stations include two NBC network-affiliated VHF television stations and one NBC network-affiliated UHF television station. The two VHF television stations are WJAR, which serves the Providence, Rhode Island-New Bedford, Massachusetts area and WCMH, which serves the Columbus, Ohio area. The UHF television station is WNCN, which services the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area. The Company also operates UHF television station WWHO, Chillicothe, Ohio, under a time brokerage agreement with that station's licensee.

2. Merger With National Broadcasting Company, Inc.

On August 2, 1995, the Parent Company executed a definitive merger agreement with the National Broadcasting Company, Inc. ("NBC") providing for a transaction in which NBC would acquire the Parent Company and the Parent Company's stockholders would receive $47.25 per common share in cash. The merger agreement was approved by the Parent Company's Board of Directors and by the holders of a majority of the Parent Company's outstanding common stock. The transaction closed on February 2, 1996. (See Note 9)

                            Outlet Broadcasting, Inc.

3. Significant Accounting Policies

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

Deferred revenue represents a one-time payment received upon renewal of the Company's affiliation with NBC and is being amortized into revenue over the term of the affiliation. The amount of deferred revenue to be amortized over the ensuing period of twelve months is included in current liabilities.

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

Intangible Assets

Intangible assets primarily include network affiliation agreements, station licenses and goodwill, and are being amortized using the straight-line method up to 40 years.

                            Outlet Broadcasting, Inc.

3. Significant Accounting Policies (continued)

Income Per Share

Income per share is computed by dividing net income by the weighted average number of shares of common stock - 1,000,000 shares.

Cash Equivalents

Cash equivalents include highly liquid investments with a maturity of three months or less when purchased.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $1,447,000, $1,139,000, and $775,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Concentration of Credit Risk

The Company operates television stations which serve the following markets:
Columbus and Chillicothe, Ohio; Providence, Rhode Island--New Bedford, Massachusetts and Raleigh--Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina. The Company grants credit to customers, substantially all of whom are either local advertisers within these markets or national advertising agencies.

                            Outlet Broadcasting, Inc.

3. Significant Accounting Policies (continued)

Recently Issued Accounting Standards

The Company has estimated that the impact of adopting recently issued accounting standards with delayed effective dates on the Company's financial statements will not be material.

4. Acquisition and Time Brokerage Agreements

In March 1994, the Company entered into a time brokerage agreement ("TBA") with the licensee of UHF television station WWHO, Chillicothe, Ohio. Under the agreement, the Company will serve as a broker for the sale of WWHO's advertising time and provide it with certain programming and operating capabilities. The Company's obligations commenced April 18, 1994 and, since that date, results of operations for WWHO are included with those of the Company. The Company made an initial investment in the TBA of $1,055,000 which included an option, valued at $475,000, to purchase the station. The total investment is being amortized over the initial ten-year term of the TBA. In addition, the Company agreed to reimburse the licensee for certain annual operating expenses and debt service which totaled $603,000 and $392,000 during 1995 and 1994, respectively. The Company has also agreed to pay the licensee specified percentages of net operating income (as defined in the TBA) after the Company recovers its aggregate investment, excluding the option. There were no such payments required in 1995 and 1994. The TBA will automatically renew for two additional periods of five years unless canceled by the Company.

In December 1994, the Company entered into a TBA with the licensee of UHF television station WLWC (formerly WFDG), New Bedford, Massachusetts; the terms of which are similar to the TBA described above. This station has not yet commenced operations. Under the TBA, the Company is required to spend up to $4 million for construction of improvements to the station of which $1,151,000 has been expended as of December 31, 1995. The Company is also required to make an initial investment in the TBA of $1,172,500, which includes an option, valued at $512,500, to purchase the station. As of December 31, 1995, the Company has made the payment associated with the purchase option.

                            Outlet Broadcasting, Inc.

4. Acquisition and Time Brokerage Agreements (continued)

On August 10, 1994, the Company purchased the assets and broadcast license of television station WNCN for an aggregate price of $5,478,000. WNCN is licensed to Goldsboro, NC, and broadcasts in the Raleigh--Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area. Funds for the acquisition were provided by the Company's internal operations. The transaction was accounted for using the purchase method of accounting. Results of operations for WNCN are included with those of the Company subsequent to the date of acquisition. Pro forma net revenue, net income and net income per share would not have been significantly different from the actual historical results.

5. Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

                             1995        1994        1993
                         --------------------------------
                              (Dollars in thousands)
   Current:
     Federal               $  255       $531     $  (870)
     State                    450        280
                         --------------------------------
                              705        811        (870)
   Deferred:
     Federal                2,790        (70)      1,265
     State                    105        (81)        (79)
                         --------------------------------
                            2,895       (151)      1,186
                         --------------------------------
                            3,600        660         316
   Extraordinary items:
     Federal               (1,870)                  (940)
     State                   (250)
                         --------------------------------
                           (2,120)         0        (940)
                         --------------------------------
                           $1,480       $660      $ (624)
                         ================================
  Income taxes paid        $1,186       $287      $  114
                         ================================

                            Outlet Broadcasting, Inc.

Income tax expense (benefit) computed using the federal statutory rate is reconciled to the reported income tax provisions before extraordinary credits as follows:

                                     Year ended December 31
                                    1995         1994       1993
                                  --------------------------------
                                      (Dollars in thousands)

  Statutory tax expense           $ 4,002     $ 3,930       $ 796
  State income taxes (net of
    federal income tax benefit)       748         129         (52)
  Amortization of intangible assets   500         529         500
  Adjust prior year tax estimate    1,435         311      (1,040)
  Change in valuation reserve      (3,148)     (4,256)         93
  Alternative minimum tax                                     115
  Other                                63          17         (96)
                                  --------------------------------
                                  $   600       $ 660       $ 316

The Company's income tax liability for both federal and state purposes in 1995 was reduced by the tax benefit derived from the exercise of incentive stock options and subsequent sale of the related common stock and the exercise of non-qualified stock options, all related to the Parent Company. The benefit totaled approximately $1,989,000 for the year ended December 31, 1995 and was credited to capital surplus; thereby increasing the deferred tax asset and the related valuation reserve by $1,220,000.

In 1995, the Company's net operating loss carryover was increased by $3,470,000 to reflect additional amortization expense related to debt financing fees incurred in 1986 and 1987.

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

                            Outlet Broadcasting, Inc.

5. Income Taxes (continued)

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, at currently enacted rates. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994, are as follows:

                                                     1995        1994
                                                   -------------------
                                                  (Dollars in thousands)
  Deferred tax liabilities:
  Amortization of network affiliation agreements
    and FCC licenses                               $11,700     $12,058
  Amortization of film contracts                       890       1,173
  Depreciation                                       2,748       1,400
  Other                                              1,789           7
                                                   -------------------
  Total deferred tax liabilities                    17,127      14,638

Deferred tax assets:
  Net operating loss carryover                      10,832       9,244
  Accrued expenses not currently deductible for
    tax purposes                                     1,106         768
  Unfunded pensions                                  2,161       2,282
  Deferred revenue                                   1,672       2,030
  Other                                              1,741       1,788
                                                   -------------------
Total deferred tax assets                           17,512      16,112
Valuation reserve for deferred tax assets           (3,949)     (5,877)
                                                   -------------------
Net deferred tax assets                             13,563      10,235
                                                   -------------------
Net deferred tax liability                         $ 3,564     $ 4,403
                                                   ===================

                            Outlet Broadcasting, Inc.

5. Income Taxes (continued)

The Company has tax loss carryforwards in the amount of $28,336,000 which expire as follows:

                 Year
                 ----

                 2005                                         $ 5,787
                 2006                                          14,072
                 2007                                           5,310
                 2008                                           2,430
                 2010                                             737
                                                          --------------
                                                              $28,336
                                                          ==============

6. Long-term Debt

Long-term debt consists of the following:

                                                               December 31
                                                            1995         1994
                                                       -------------------------
                                                          (Dollars in thousands)
Senior loan payable to bank, principal and interest
 payable in quarterly installments to
 September 30, 1998, interest is based on LIBOR
 plus 2.5% (8.375% at December 31, 1995)
 secured by substantially all of the assets of the
 Company                                                   $15,000    $19,500

10 7/8% Senior Subordinated Notes, due July 15,
  2003, interest payable semiannually on
  January 15 and July 15                                    60,000     60,000
                                                       -----------------------
                                                            75,000     79,500
  Less current portion                                       5,000      4,500
                                                       -----------------------
                                                           $70,000    $75,000
                                                       =======================

                            Outlet Broadcasting, Inc.

On June 28, 1993, the Company entered into a Credit and Guaranty Agreement (the Agreement) with a bank under which the bank agreed to provide a secured senior credit facility consisting of a term loan in the principal amount of $25,000,000 and revolving loans in the maximum principal amount outstanding of $5,000,000. The term loan is payable in quarterly installments through September 30, 1998. Amounts outstanding on the revolving loan would be payable in three fluctuating quarterly installments no later than June 30, 1999. The Agreement provides for payment of a commitment fee equal to 1/2% of the unused portion of the revolving loan. The Agreement also provides for principal payments based on the immediately preceding fiscal year's excess cash flow, as defined in the Agreement, commencing July 1, 1995; however, the principal payment due July 1, 1995 was waived. On February 2, 1996, in connection with the closing of the Parent Company's merger with NBC, all of the obligations under the Agreement were paid in full and the Agreement was terminated. Annual maturities of long-term debt during each of the next five years would have been as follows (dollars in thousands): 1996-$5,000; 1997-$5,500; 1998-$4,500; 1999 and 2000-none.

On July 15, 1993, in a public offering, the Company issued 10 7/8% Senior Subordinated Notes due 2003 in the principal amount of $60,000,000. The estimated fair value of fixed rate debt, $60,600,000 at December 31, 1995, was determined using an offering price for repurchase of the debt.

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

                            Outlet Broadcasting, Inc.

6. Long-term Debt (continued)

During 1993, the Company repaid in full its Junior Subordinated Note payable to The Mutual Benefit Life Insurance Company. Interest on the note was payable semiannually based on the note's principal amount of $50,000,000, with payments commencing on February 1, 1992, and continuing until maturity on February 1, 1997, at 12.5% per annum. The note was recorded at a discounted value at an effective interest rate of 17.2%, which was being amortized over the term of the note. The Mutual Benefit Life Insurance Company was a shareholder of the Parent Company through February 2, 1996.

Cash payments for interest during the years ended December 31, 1995, 1994 and 1993 were $8,108,000, $8,096,000, and $13,071,000, respectively.

7. Lease Obligations and Commitments

The Company has several operating leases involving equipment. As of December 31, 1995, the future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more were as follows:

                                                   (Dollars
                                                (in thousands)
                                                --------------

     1996                                           $ 463
     1997                                             339
     1998                                             335
     1999                                             311
     2000                                             262
Thereafter                                            643
                                                   ------
                                                   $2,353
                                                   ======

Rent expense for all operating leases was approximately $703,000, $604,000, and $692,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company has commitments to acquire approximately $10,641,000 of film contract rights at December 31, 1995. The Company has also agreed to reimburse the licensee of television station WWHO for certain annual operating and debt service expenses over the duration of the TBA. The reimbursement for 1996 is estimated at $611,000 and, in subsequent years, may approximate that amount.

                            Outlet Broadcasting, Inc.

7. Lease Obligations and Commitments (continued)

At December 31, 1995, the Company remains contingently liable on approximately $11,380,000 of store leases expiring on various dates through 2007, applicable to a retail division, which was sold as of the fiscal year ended January 31, 1983. Substantially all of the leases have been assumed by others, and management believes that future payments, if any, would not be material to the Company's financial statements. In connection with the sale of television stations to third parties, the Company also remains contingently liable on approximately $4,044,000 of building and tower leases related to radio and television stations sold in March 1990.

8. Extraordinary Losses

The extraordinary loss in 1995 represents costs incurred by the Company in connection with the Parent Company's merger with NBC, including a $5,500,000 payment to the Chairman of the Board. Other costs, directly related to the change in the control of the Parent Company, will be recognized as of the closing date of the Parent Company's merger with NBC.

The extraordinary loss in 1993 represents debt extinguishment costs as described in Note 6.

9. Commissions

Net revenue for the years ended December 31, 1995, 1994, and 1993 are net of agency and national representative commissions of approximately $13,018,000, $11,547,000, and $9,140,000, respectively.

10. Employee Benefit Plans

The Company has both qualified and nonqualified noncontributory pension plans covering all employees age 21 or over with one year of service, excluding certain collective bargaining groups and certain employees who did not qualify for participation in the pension plan which was suspended in 1994 (see below). Pension costs are actuarially computed. The Company's policy is to fund amounts as are necessary on an actuarial basis to provide for benefits in accordance with the requirements of ERISA.

                            Outlet Broadcasting, Inc.

10. Employee Benefit Plans (continued)

Benefits are based on (i) the three consecutive years in which compensation affords the highest average, and (ii) total years of service. The Company suspended a non-union qualified pension plan as of September 1, 1994. The Company's actuary determined the curtailment loss associated with the suspended benefits to be $220,000.

Net pension costs for the indicated years ended December 31 consist of:

                                     1995       1994         1993
                                   ---------------------------------
                                        (Dollars in thousands)

  Service costs--benefits earned
    during the period                $ 28       $ 215        $ 305
  Interest cost on projected
    benefit obligations             1,552       1,583        1,613
  Actual return on assets          (1,266)     (1,341)      (1,311)
  Net amortization and other          (22)        108           73
                                   ---------------------------------
                                    $ 292       $ 565        $ 680
                                   =================================

Assumptions used in accounting for the pension plans are as follows at December 31:

                                          1995        1994        1993
                                        ---------------------------------
  Discount rate                         7% - 7.25%      7.5%        7.5%
  Average rate of increase in
    compensation levels                     6%          6%          6%
  Expected long-term rate of return
    on assets                           5.5% - 9%   5.5% - 8.5%  5.5%-8.5%

The following table sets forth the funded status of the plans measured as of December 31:

                                          1995        1994
                                     -------------------------
                                        (Dollars in thousands)

  Vested benefit obligations           $(20,883)  $(20,051)
                                     =========================

  Accumulated benefit obligations      $(21,580)  $(20,281)
                                     =========================

                            Outlet Broadcasting, Inc.

10. Employee Benefit Plans (continued)

                                                1995        1994
                                              ---------------------
                                              (Dollars in thousands)

  Projected benefit obligations               $(21,580)   $(20,281)
  Plan assets at fair value, primarily cash
    equivalents and listed stocks and bonds
                                                16,844      15,326
                                              ---------------------
  Projected benefit obligation in excess of
   plan assets                                  (4,736)     (4,955)

  Unrecognized net actuarial gain                 (804)       (876)
  Unrecognized prior service cost                  141         159
  Unrecognized net transition obligation           939       1,313
  Adjustment for minimum liability                (638)       (774)
                                              ---------------------
  Accrued pension liability                   $ (5,098)   $ (5,133)
                                              =====================

On September 1, 1994, the Company established the Outlet Broadcasting Inc. 401(k) and Profit Sharing Plan (the Plan), which qualifies under Section 401(k) of the Internal Revenue Code, for the benefit of substantially all employees not covered by a collective bargaining agreement unless the agreement allows for participation in the Plan. The Plan allows the employees to contribute up to 15% of their regular earnings. The Company contributes, for the personal account of each employee, 25% of the first 6%. Plan expense in 1995 and 1994 was approximately $213,000 and $67,000, respectively. In addition, the Company may make discretionary profit sharing contributions annually.

The Company provides postretirement medical reimbursement benefits to elected corporate officers who have met certain service requirements. Most of the eligible participants are currently retired. As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires the cost of providing postretirement medical reimbursement benefits to be accrued over the eligible employees' service period. As permitted by the new standard, the Company elected to recognize its accumulated postretirement benefit obligation at January 1, 1993, on a delayed basis. Postretirement benefit costs are estimated by management.

                            Outlet Broadcasting, Inc.

The following table provides information on the status of the medical reimbursement benefit plan as of December 31:

                                                    1995        1994
                                                -------------------------
                                                 (Dollars in thousands)

Accumulated postretirement benefit obligation:
 Retirees                                          $(603)         $(682)
 Fully eligible plan participants                    (76)           (71)
 Other active plan participants                      (38)           (28)
                                                -------------------------
Total                                               (717)          (781)
Unrecognized transition obligation                   493            522
                                                -------------------------
Accrued postretirement benefit cost                $(224)         $(259)
                                                =========================

Net periodic postretirement benefit cost for the indicated years ended December 31, consists of the following:

                                                       1995         1994
                                                -------------------------
                                                 (Dollars in thousands)

Service cost - benefits attributed to service
 during the period                                      $10         $10
Interest cost on accumulated postretirement
 benefit obligation                                      58          60
Amortization of unrecognized transition
  obligation                                             29          29

                                                -------------------------
Net periodic postretirement benefit cost                $97         $99
                                                =========================

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

                            Outlet Broadcasting, Inc.

             Notes to Consolidated Financial Statements (continued)

11. Intangible Assets

Intangible assets consist of the following at December 31:

                                        1995         1994
                                   -------------------------
                                     (Dollars in thousands)

  Network affiliation agreements       $34,917     $34,917
  Station licenses and goodwill         62,231      62,231
                                   -------------------------
                                        97,148      97,148
                                   -------------------------
  Less accumulated amortization         22,669      20,149
                                   -------------------------
                                       $74,479     $76,999
                                   =========================
12. Accrued Expenses

Accrued expenses consist of the following at December 31:

                                                      1995        1994
                                                 -------------------------
                                                    (Dollars in thousands)

    Accrued interest                                 $ 3,046     $ 3,043
    Accrued pensions                                   2,856       2,778
    Accrued property taxes                               472         471
    Accrued salaries, wages and benefits               2,062       2,120
    Accrued license fees, commissions and
     promotion costs                                     569         668
    Accrued liabilities for claims and contingencies     503         596
    Accrued merger costs                                 838
    Other                                              1,176         718
                                                 -------------------------
                                                     $11,522     $10,394
                                                 =========================

                            Outlet Broadcasting, Inc.

13. Capitalization

The capitalization of the Company at December 31, 1995 and 1994 was as follows:

              Description                              Issued and Outstanding
- ----------------------------------------------------  --------------------------
Preferred stock, no par value--authorized 1,000,000
  shares                                                               -
Class A common stock, $.01 par value--authorized
  3,000,000 shares                                                 1,000,000
Class B common stock, $.01 par value--authorized
  1,000,000 shares                                                     -

14. Litigation

During 1995, the Parent Company entered into, and subsequently terminated, a merger agreement with a third party. In connection with the termination of this merger agreement, the Parent Company was obligated to pay a fee of $6.5 million. NBC paid this fee on behalf of the Parent Company.

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

15. Fourth Quarter Adjustments (Unaudited)

During the fourth quarter of 1995, the Company recognized an extraordinary item relating to its merger with NBC (Note 8), lump sum charges of $1,453,000 representing valuation write downs of certain film contracts, reversal of accruals for music license fees and other items no longer required aggregating approximately $800,000 and a change in the estimated effective tax rate.

                            OUTLET BROADCASTING, INC.
                  VALUATION AND QUALIFYING ACCOUNTS          Schedule II
                             (Dollars in thousands)


                     Balance at    Additions                   Balance
                     beginning     charged                     at end
                     of period     to expense   Deductions     of period
                     ---------     ----------   ----------     ---------

Year ended
December 31, 1993
 Allowance for
 doubtful accounts      $300          $275         $275          $300
                        ====          ====         ====          ====

Year ended
December 31, 1994
 Allowance for
 doubtful accounts      $300          $154         $133          $321
                        ====          ====         ====          ====

Year ended
December 31, 1995
 Allowance for
 doubtful accounts      $321          $438         $309          $450
                        ====          ====         ====          ====


                                       S-1

                                  EXHIBIT INDEX

                                                                  Page
                                                                  ----

3.  (a)       Certificate of Incorporation*, as amended
              December 17, 1987;**and September 19, 1989***
    (b)       Amended and Restated By-Laws, dated February 2,
              1996;************                                    75
4.            Indenture, dated as of July 8, 1993 between
              Outlet Broadcasting, Inc. and Bankers Trust
              Company, as Trustee, governing Outlet
              Broadcasting, Inc. 10 7/8% Senior Subordinated
              Notes Due 2003;***
10. Material contracts:
    (a)       Agreement for Management Consulting Services,
              dated July 31, 1986, by and between Harding
              Service Corporation and Outlet Communications,
              Inc.;*(1)
    (b)(i)    Stockholders' Agreement, dated December 10, 1986,
              by and among Outlet Communications, Inc.; Outlet
              Broadcasting, Inc. and the persons named therein
              (the Stockholders' Agreement);***
    (b)(ii)   Amendment No. 1, dated as of December 1, 1987, to
              the Stockholders' Agreement;***
    (b)(iii)  Agreement dated July 26, 1988, by and among Outlet
              Communications, Inc.; Outlet Broadcasting, Inc.
              and the persons named therein amending the
              Stockholders' Agreement;***
    (c)       Credit and Guaranty Agreement dated as of June 28,
              1993 among Outlet Broadcasting, Inc. and Outlet
              Communications, Inc. and Fleet National Bank;***
    (d)       Supplemental Retirement Plan;***(1)
    (e)       1992 Stock Incentive Plan, as amended and
              restated;***as amended May 2, 1995***********(1)
    (f)(i)    Employment Agreement, dated April 1, 1989, among
              Felix W. Oziemblewski and Outlet Broadcasting, Inc.
              and Outlet Communications, Inc.;****(1)
    (f)(ii)   Employment Agreement, dated January 1, 1995, among
              Linda Sullivan and Outlet Broadcasting, Inc.
              and Outlet Communications, Inc.;********(1)
    (f)(iii)  Employment Agreement, dated May 1, 1993 among
              Douglas E. Gealy and Outlet Broadcasting, Inc. and
              Outlet Communications, Inc.***(1)
    (f)(iv)   Employment Agreement, dated January 1, 1993,
              between James G. Babb and Outlet Communications,
              Inc.;****** as amended December 17, 1993;*******(1)
    (f)(v)    Employment Agreement, dated January 1, 1995,
              among Adam G. Polacek and Outlet Broadcasting, Inc.
              and Outlet Communications, Inc.;********(1)
    (f)(vi)   Employment Agreement, dated January 1, 1995 among
              Steven Soldinger and Outlet Broadcasting, Inc. and
              Outlet Communications, Inc.********(1)
    (f)(vii)  Agreement dated December 27, 1995 between
              Outlet Communications, Inc. and James G.
              Babb************(1)                                  90
    (g)       Lease Agreement dated as of September 27, 1982
              between WBNS-TV and Outlet Broadcasting, Inc.
              regarding tower facility of WCMH;***

                                                                  Page
                                                                  ----
    (h)       Station Affiliation Agreement, dated as of
              September 1, 1994, between WB Communications and
              Outlet Broadcasting;********

    (i)       Time Brokerage Agreement dated as of March 18,
              1994 among Outlet Broadcasting, Inc. and Fant
              Broadcasting Company of Ohio, Inc. and Outlet
              Communications, Inc.********

    (j) Press Release, dated March 21, 1995, announcing the retention of a financial advisor to explore strategic alternatives.********

    (k) Merger Agreement dated as of June 30, 1995, among Renaissance Communications, Corp.,
              Renaissance Communications Acquisition Corp., and Outlet Communications, Inc.*********

    (l) Merger Agreement dated as of August 2, 1995, among National Broadcasting Company, Inc.,
              CO Acquisition Corporation and Outlet
              Communications,Inc.**********

    (m)       Time Brokerage Agreement dated as of December 14,
              1994, among Outlet Broadcasting, Inc. and BAF
              Enterprises, Inc. and Fant Broadcasting Company
              of Ohio, Inc.************                           95

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

****          Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1989.

*****         Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1990.

******        Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1992.

                                                                  Page
                                                                  ----


*******       Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1993.

********      Incorporated by reference from Annual Report on
Form 10-K for the year ended December 31, 1994.

*********     Incorporated by reference from Current Report on
Form 8-K dated June 30, 1995.

**********    Incorporated by reference from Current Report on
Form 8-K dated August 2, 1995.

***********   Incorporated by reference from the Definitive 14A
Proxy Statement filed by Outlet Communications, Inc. on
March 30, 1995.

************  Filed herewith.


________________________________________________
(1) Management contract or compensatory plan or arrangement.