Form 10-K/A
period 1995-12-31
OUTLET BROADCASTING INC
filed 1996-04-01
CIK 804060

Amendment No. 1
                                        to
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

   The aggregate market value of the voting stock held by non-affiliates of the registrant was none.

          Documents Incorporated by Reference:  None

   The number of shares of the registrant's Class A Common Stock, par value $.01 per share, outstanding as of March 21, 1996, was 1,000,000.

   The Exhibit Index for this document appears on page  71  hereof.
                                                       ----

                               Page 1 of  172  Pages
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

                                   SIGNATURE

    Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    OUTLET BROADCASTING, INC.



Dated:  April 1, 1996              By:  /s/ Robert Finnerty
                                        -------------------------------
                                        Name:  Robert Finnerty
                                        Title: Vice  President

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
                               ======================================================================================


See accompanying notes.

                            Outlet Broadcasting, Inc.

                      Consolidated Statements of Cash Flows


                                               Year ended December 31
                                            1995        1994         1993
                                     -----------------------------------------
Operations:
Net income                             $ 3,439,000  $10,569,000   $4,634,000
Adjustments to reconcile net income
 to net cash provided by operations:
   Depreciation and amortization         5,867,000    5,380,000    4,848,000
   Amortization of other assets            365,000      365,000      272,000
   Accretion of debt discount                                        649,000
   Change in accounting principle                                 (4,434,000)
   Extraordinary loss--net                                         1,826,000
   Increase (decrease) in deferred
     taxes                               1,150,000     (151,000)   1,186,000
   Increase in accounts receivable      (2,933,000)  (2,800,000)  (1,010,000)
   Amortization of film contract
     rights and valuation adjustments    6,540,000    5,662,000    5,633,000
   Increase in prepaid film contract
     rights                             (5,672,000)  (4,149,000)  (4,672,000)
   (Increase) decrease in other
     current assets                         17,000    (369,000)     395,000
   Increase (decrease) in accounts
     payable and accrued expenses        2,435,000    2,148,000   (3,575,000)
   Decrease in film contracts payable     (372,000)  (1,773,000)    (409,000)
   (Decrease) increase in deferred
     revenue                              (833,000)   4,722,000
   (Decrease) increase in income
     taxes payable                      (1,187,000)     524,000     (984,000)
   Other                                  (872,000)    (662,000)    (487,000)
                                     -----------------------------------------
Net Cash Provided by Operations          7,944,000   19,466,000    3,872,000

                            Outlet Broadcasting, Inc.

                                                Year ended December 31
                                              1995        1994         1993
                                       ---------------------------------------

Investing:
Capital expenditures--net of disposals   (10,307,000) (3,385,000)  (5,907,000)
Investment in time brokerage
 agreements                                 (556,000) (1,055,000)
Acquisition of broadcast station                      (5,478,000)
Other                                                    (14,000)
                                       ---------------------------------------
Net Cash Used by Investing               (10,863,000) (9,932,000)  (5,907,000)

Financing:
Issuance of notes payable                                          60,000,000
Proceeds from issuance of term loan                                25,000,000
Payment of loan payable                   (4,500,000) (3,500,000)  (2,000,000)
Payment of long-term debt                                         (44,150,000)
Redemption of note payable to
 shareholder                                                      (43,946,000)
Contribution of capital                      468,000      50,000       38,000
Debt refinancing costs                                             (3,151,000)
Premium on debt refinancing                                        (2,207,000)
                                       ---------------------------------------
Net Cash Used by Financing                (4,032,000) (3,450,000) (10,416,000)
                                       ---------------------------------------

Net (decrease) increase in cash and
  cash equivalents                        (6,951,000)   6,084,000 (12,451,000)
Cash and cash equivalents at
  beginning of year                         7,840,000   1,756,000  14,207,000
                                       ---------------------------------------
Cash and Cash Equivalents at End
  of Year                                $    889,000 $ 7,840,000 $ 1,756,000
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
                         ================================

                            Outlet Broadcasting, Inc.

Income tax expense (benefit) computed using the federal statutory rate is reconciled to the reported income tax provisions before extraordinary credits as follows:

                                     Year ended December 31
                                    1995         1994       1993
                                  --------------------------------
                                      (Dollars in thousands)

  Statutory tax expense           $ 4,002     $ 3,930       $ 796
  State income taxes (net of
    federal income tax benefit)       748         129         (52)
  Amortization of intangible assets   500         529         500
  Adjust prior year tax estimate    1,435         311      (1,040)
  Change in valuation reserve      (3,148)     (4,256)         93
  Alternative minimum tax                                     115
  Other                                63          17         (96)
                                  --------------------------------
                                  $ 3,600       $ 660       $ 316

The Company's income tax liability for both federal and state purposes in 1995 was reduced by the tax benefit derived from the exercise of incentive stock options and subsequent sale of the related common stock and the exercise of non-qualified stock options, all related to the Parent Company. The benefit totaled approximately $1,989,000 for the year ended December 31, 1995 and was credited to capital surplus.

In 1995, the Company's net operating loss carryover was increased by $3,470,000 to reflect additional amortization expense related to debt financing fees incurred in 1986 and 1987; thereby increasing the deferred tax asset and the related valuation reserve by $1,220,000.

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