Form 10-Q
period 1996-03-31
OUTLET BROADCASTING INC
filed 1996-05-15
CIK 804060

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          -----------------------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ___ to ___

                     Commission file number 33-9443

                         OUTLET BROADCASTING, INC.

          (Exact name of registrant as specified in its charter)
          Rhode Island                           05-0194550
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)
      30 Rockefeller Center                         02920
       New York, New York                          (Zip Code)
(Address of principal executive offices)

                           (212) 664-4444
         (Registrant's telephone number, including area code)

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

                       Yes   X       No
                           -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                        Outstanding at
Class A Common Stock                                    March 31, 1996
- - ---------------------                                  -----------------
Class A Common Stock, par value $.01 per share         1,000,000 shares

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES

                                   INDEX



                                                             Page No.
                                                             --------
Part I. Financial Information
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets --
          March 31, 1996 and December 31, 1995

        Condensed Consolidated Statements of Income --
          Three Months Ended March 31, 1996 and
          March 31, 1995

        Condensed Consolidated Statements of Cash Flows --
          Three Months Ended March 31, 1996 and
          March 31, 1995

        Notes to Condensed Consolidated Financial
          Statements -- March 31, 1996

Item 2. Management's Discussion and Analysis of Financial
          Conditions and Results of Operations


Part II. Other Information
Item 1.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                      PART I.  FINANCIAL INFORMATION
                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December 31,     March 31,
                                                    1995            1996
                                                ------------    ------------
                                                   (Note)       (Unaudited)
                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                   $  889,000    $  2,179,000

     Trade accounts receivable, less allowance
      for doubtful accounts (December--$450,000;
      March--$405,000)                           16,573,000      13,844,000
     Film contract rights                         3,148,000       1,955,000
     Other current assets                         1,154,000         748,000
                                                ------------    ------------
       TOTAL CURRENT ASSETS                      21,764,000      18,726,000

OTHER ASSETS
     Film contract rights                           346,000         102,000
     Deferred financing costs and other           3,480,000       4,260,000
                                                ------------    ------------
                                                  3,826,000       4,362,000

PROPERTY AND EQUIPMENT                           59,204,000      58,809,000
Less accumulated depreciation                    29,728,000      30,513,000
                                                ------------    ------------
                                                 29,476,000      28,296,000

INTANGIBLE ASSETS, less accumulated amortization
    (December--$22,669,000; March--$23,297,000)  74,479,000      73,851,000
                                                ------------    ------------

                                               $129,545,000    $125,235,000
                                               ============    ============

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS-Continued

                                                December 31,     March 31,
                                                    1995            1996
                                                ------------    ------------
                                                   (Note)       (Unaudited)
     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
     Trade accounts payable                    $  1,492,000    $  1,053,000
     Accrued expenses                            11,522,000       8,210,000
     Film contracts payable                       3,814,000       2,669,000
     Deferred revenue                               833,000         833,000
     Federal and state income taxes               1,537,000       2,304,000
     Due to affiliate                                            16,129,000
     Current portion of long-term debt            5,000,000
                                                ------------    ------------
       TOTAL CURRENT LIABILITIES                 24,198,000      31,198,000

LONG-TERM DEBT
     Senior bank loan                            10,000,000
     10 7/8% Senior Subordinated Notes           60,000,000      60,000,000
                                                ------------    ------------
                                                 70,000,000      60,000,000

OTHER LIABILITIES
     Film contracts payable                       1,007,000       1,217,000
     Unfunded pensions                            2,242,000          41,000
     Deferred revenue                             3,056,000       2,847,000
     Deferred income taxes                        3,564,000       3,382,000
     Other                                        3,057,000       3,057,000
                                                ------------    ------------
                                                 12,926,000      10,544,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
     Common stock                                    10,000          10,000
     Contributed capital                         35,605,000      35,605,000
     Accumulated deficit                        (12,699,000)    (11,627,000)
     Pension liability adjustment                  (495,000)       (495,000)
                                                ------------    ------------
                                                 22,421,000       23,493,000
                                                ------------    ------------

                                               $129,545,000    $125,235,000
                                               ============    ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                 OUTLET BROADCASTING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                    Three Months Ended
                                                ----------------------------
                                                 March 31,       March 31,
                                                    1995            1996
                                                ------------    ------------

Net revenue                                    $ 13,470,000    $ 16,216,000

Expenses:
     Technical, programming and news              5,106,000       6,460,000
     Selling, general and administrative          3,036,000       3,651,000
     Corporate expenses                             534,000         308,000
     Depreciation                                   914,000         884,000
     Amortization of intangible assets              631,000         628,000
                                                ------------    ------------
                                                 10,221,000      11,931,000
                                                ------------    ------------
Operating income                                  3,249,000       4,285,000

Other income (expense):
     Interest expense                            (2,119,000)     (1,758,000)
     Interest income                                 89,000          62,000
     Other income                                    46,000          45,000
     Other expense                                 (233,000)       (215,000)
                                                ------------    ------------
Income before income taxes
      and extraordinary loss                      1,032,000       2,419,000

Income taxes                                        440,000         967,000
                                                ------------    ------------
Income before extraordinary loss                $   592,000     $ 1,452,000

Extraordinary loss, net of tax                                     (379,000)
                                                ------------      ----------
Net income                                     $    592,000      $1,073,000
                                                ============    ============
Income per share:
      Before extraordinary loss                       0.59             1.45
      Extraordinary loss, net                                         (0.38)
                                                ------------    ------------
Net income per share                                  0.59             1.07
                                                ============    ============
Weighted average number of
     common shares outstanding                    1,000,000       1,000,000
                                               ============    ============

See accompanying notes.

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Three Months Ended
                                                ----------------------------
                                                  March 31,       March 31,
                                                    1995            1996
                                                ------------    ------------


Cash from operations                           $  2,316,000     $  (117,000)


Investing activities:
   Capital expenditures                          (1,849,000)        (15,000)
   Cash received from disposals                                     398,000
   Investment in time brokerage agreement                           (95,000)
   Other                                           (317,000)
                                                ------------    ------------
                                                 (2,166,000)        278,000

Financing activities:
   Payment of loan payable, net                  (1,125,000)    (15,000,000)
   Funding from affiliate, net                                   16,129,000
   Other                                              5,000
                                                  -----------    -----------
                                                  (1,120,000)     1,129,000
                                                ------------    ------------
Net increase (decrease) in cash and cash
   equivalents                                  $   (970,000)   $ 1,290,000
                                               =============   =============

See accompanying notes.

                OUTLET BROADCASTING, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               March 31, 1996


Note 1 - Basis of Presentation
- ------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2 - Merger with National Broadcasting Company, Inc.
- --------------------------------------------------------

      On August 2, 1995 the Company's parent ("Parent Company") executed a definitive merger agreement with the National Broadcasting Company, Inc. ("NBC"). The transaction closed on February 2, 1996. In connection with the closing of the Parent Company's merger with NBC, the Company's $15,0000,000 senior loan payable was paid in full on February 2, 1996 and the underlying credit agreement with a commercial bank was terminated. As a result of the early repayment of the senior loan, the Company incurred one-time debt extinguishment costs in the amount of $249,000, net of income taxes, reported as an extraordinary loss during the quarter ended, March 31, 1996. In addition, merger costs in the amount of $130,000, net of income taxes, are also included in the extraordinary loss.

      The funds utilized in repaying the senior loan were provided by NBC. Subsequent to the closing of the merger, the Company's net cash balances are transferred to NBC. Accordingly, the net balance due NBC is classified as a current liability at March 31, 1996.

Note 3 - Income (Loss) Per Share
- - ---------------------------------

     Income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Note 4 - Long-term debt
- - ------------------------

     On March 2, 1996, in accordance with the Senior Subordinated Notes indenture, the Company commenced an offer to repurchase each holder's Notes in whole, or in part in multiple of $1,000, in cash in an amount equal to 101% of the aggregate principal amount plus interest accrued thereon. This offer expired on April 1, 1996 and resulted in the tender of $50,000 of Notes in aggregate principal. As a result, $59,950,000 of Notes are outstanding as of April 30, 1996.

     On May 13, 1996, the Company commenced soliciting the consent of the registered holders of its Senior Subordinated Notes to amend or eliminate certain convenants of the indenture. The amendment would, among other things, have General Electric Company fully and conditionally guarantee the due and punctual payment of the principal and interest of the notes.

Note 5 - Contingent Liabilities and Commitments
- -----------------------------------------------

      The Company has commitments to acquire approximately $4,022,700 of film contract rights at March 31, 1996. The company also remains contingently liable on approximately $917,000 of film program commitments related to film program rights sold to other television stations.

      At March 31, 1996, the Company remains contingently liable on approximately $11,062,000 of store leases associated with its retail division which was sold as of the fiscal year ended January 31, 1983. All of the leases have been assumed by others and management believes that future payments, if any, would not be material to the Company's financial statements.

      The Company also remains contingently liable on approximately $3,905,000 of building and tower leases related to radio and television stations sold in March 1990.

      The Company may be subject to litigation arising from its normal business operations. Any liability which may result therefrom, to the extent not provided by insurance or accruals, would not have a material effect on the Company's financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLET BROADCASTING, INC. AND SUBSIDIARIES

      The Company's operations consist of three owned television stations and one television station operated under a local marketing agreement. The owned stations include two NBC network-affiliated VHF television stations and one NBC network-affiliated independent UHF television station. The two VHF television stations are WJAR, which serves the Providence, Rhode Island-New Bedford, Massachusetts area and WCMH, which serves the Columbus, Ohio area. The UHF television station, is WNCN which serves the Raleigh-Durham (Fayetteville, Goldsboro and Rocky Mount), North Carolina market area.

      The Company also operates UHF television station WWHO-TV, Chillicothe, Ohio, under a time brokerage agreement with that station's licensee. The Company serves as a broker for the sale of WWHO-TV's advertising time and provides it with certain programming and operating capabilities. In return, the Company retains a substantial percentage of the station's net operating income to the extent that it exceeds cumulative net operating losses. WWHO-TV is affiliated with the WB Television Network.

      The Company has also entered into an agreement to supply programming under a time brokerage agreement with the permittee of a station still under construction in New Bedford, Massachusetts, WLWC-TV (formerly WFDG-TV). On March 7, 1996, the licensee of WWHO-TV and the permittee of WLWC-TV, which are both under common ownership, notified Outlet Broadcasting that they were terminating the time brokerage agreements. Outlet Broadcasting believes and has notified the licensee/permittee that they have no right to terminate, that the notice was ineffective and that the agreement remains in full force and effect.

      On February 2, 1996, Co Acquisition Corporation, a subsidiary of NBC merged into Outlet Communications Inc., the owner of all the outstanding capital stock of Outlet Broadcasting, Inc. As a result of the merger, the Company became a wholly owned subsidiary of NBC.

Three Months Ended March 31, 1996 and March 31, 1995

      The following table sets forth a comparison of total Company operating results for the first quarters of 1995 and 1996.

                           Three Months Ended March 31
                            ------------------------------
                                1995             1996
                            --------------  --------------    Increase(Decrease)
                                   Percent          Percent      1996 vs. 1995
                                   of Net           of Net           Percentage
Dollars in thousands        Amount Revenue   Amount Revenue   Amount   Change
- --------------------        ------ -------   ------ -------   ------ ----------
Net revenue                $13,470  100.0%  $16,216  100.0%   $2,746    20.4%
Expenses:
  Technical, programming
   and news                  5,106   37.9     6,460   39.8     1,354    26.5
  Selling, general and
   administrative            3,036   22.5     3,651   22.5       615    20.3
  Corporate expenses           534    4.0       308    1.9      (226)  (42.3)
  Depreciation and
   amortization              1,545   11.5     1,512    9.3       (33)   (2.1)
                            ------  -----   -------  -----    ------    ----
Operating income           $ 3,249   24.1%  $ 4,285   26.4%  $ 1,036    31.9%
                           =======  ======  =======  ======   =======   =====
Net cash provided
 by operations (a)         $ 2,316   17.2%    (117)   (0.7%) $(2,433) (105.1%)
                           =======  ======  =======  ======   =======   =====
Operating cash
 flow (a)                  $ 4,794   35.6%  $ 5,797   35.7%  $ 1,003    20.9%
                           =======  ======  =======  ======   =======   =====

(a) "Net cash provided by operations" includes all cash flows (including working capital changes) other than cash flows associated with investing or financing activities. "Operating cash flow" means operating income plus depreciation and amortization.

      Net revenue of $16,216,000 in the first quarter of 1996 increased by $2,746,000 or 20.4% versus net revenue of $13,470,000 in the first quarter of 1995. Compared with the prior year period, 1995 first quarter revenue at WJAR and WCMH increased by 3.2% and 12.3% respectively. Both WJAR and WCMH set first quarter revenue records. This marked the fourth successive year that WCMH established a record high in first quarter revenue. WNCN and WWHO provided an aggregate revenue increase in the current quarter of 311.6% and 29.6% respectively. WNCN-TV significantly improved its revenue growth, and programming, by introducing a local news show during 1995 and by becoming an affiliate of the NBC network.

      Technical, programming and news expenses of $6,460,000 in the 1996 first quarter increased by $1,354,000 or 26.5% from $5,106,000 in the prior year period. As a percent to revenue, technical, programming and news expenses increased to 39.8% in the 1996 first quarter from 37.9% a year ago. This is primarily attributed to the increased news costs associated with WNCN-TV local news show.

      Selling, general and administrative expenses of $3,651,000 in the first quarter of 1996 increased by $615,000 or 20.3% compared with $3,036,000 in the 1995 first quarter. As a percentage of revenue, selling, general and administrative expenses remained at 22.5% for the comparable first quarter period.

      Corporate expenses had a decrease of $226,000 or 42.3% compared with the prior year period. Upon the completion of the merger with NBC, Outlet's corporate division was eliminated and management consulting agreement was terminated.

      Total expenses of $11,931,000 in the first quarter of 1996 increased by $1,710,000 or 16.7% from $10,221,000 in the prior year.

      Operating income of $4,285,000 in the 1996 first quarter increased by $1,036,000 or 31.9% compared to $3,249,000 in the prior year. Operating income increased as a percent to revenue, from 24.1% in the first quarter of 1995 to 26.4% in the first quarter of 1996 primarily as a result of revenue growth offset by higher news costs and variable costs directly related to revenue.

      Operating cash flow marginally increased to 35.7% of revenue for the 1996 first quarter from 35.6% in the prior year.

      In the first quarter of 1996, total interest expense of $1,758,000 decreased by $361,000 or 17% compared to $2,119,000 a year ago due to the company's early repayment of its $15,000,000 senior loan payable in connection with the parent company merger with NBC. As a result of the reduced interest expense, the ratio of operating cash flow - $5,797,000, to interest expense - $1,758,000 in the 1996 first quarter increased to 3.3 to 1 from 2.3 to 1 in the first quarter of 1995.

      Interest income decreased by $27,000 in 1996 because of lower cash balances maintained during current period resulting from the transfers of the company's net cash balances to NBC.

      In the first quarter 1996, the Company recorded an extraordinary loss of $379,000 or $0.38 per share, net of taxes. This amount primarily represents a write-off of deferred financing costs associated with the senior bank loan and certain costs associated with the merger with NBC.

      In 1996, The Company had income before extraordinary loss of first quarter $1,452,000 or $1.45 per share. This compares with 1995 net income of $592,000 or $0.59 per share.

      Net cash required by operations totaled $117,000. This was a decrease of $2,433,000 when compared with net cash provided by operations of $2,316,000 in the first quarter of 1995. The decrease included the effect of a $3,100,000 payment for accrued but unfunded supplemental pension plan liabilities resulting from merger of the Company's parent with NBC.

      During the first quarter of 1996, the Company increased its cash investment of film contract rights by $935,000, primarily by making payment of film contract obligations. After giving effect to the period's amortization of film contract rights of $1,131,000, the decrease in net investment in film contract rights was $306,000. This compares with a cash investment in film contract rights of $1,589,000 during the first quarter of 1995 and a net increased investment in film contract rights of $386,000 for that period.

      Because of the company's increased volume of business activity, outstanding trade accounts receivable continued to trend at a higher level in the 1996 first quarter compared with the same period a year ago.

      In the first quarter of 1996, investing activities provided a net source of cash totaling $278,000 primarily resulting from sale of WNCN assets in connection with its move from Clayton, North Carolina to Raleigh, North Carolina offset by capital expenditures $15,000. Investing activities also include payments made, in the amount of $95,000, pursuant to a time brokerage agreement entered into the license of a television station to be constructed and operated in New Bedford, Massachusetts. Subject to final regulatory approvals, it is expected that the New Bedford station will be operational in the second half of 1996.

      In 1995 cash required by investing activities totaled $2,166,000. This included normal capital expenditures of $1,849,000 of which a substantial amount represented payments made for new transmitting equipment at WNCN. Disbursements for other investment activities totaled $317,000 and included deposits and other miscellaneous payments.

      Cash used by financial activities in the first quarter of 1996 amounted to a source of cash of $1,129,000 and included $16,129,000 funding from NBC of which the Company made a $15,000,000 prepayment of a term loan with the company's senior bank lender. In 1995 a required quarterly installment of $1,125,000 was paid on same term loan.

      On February 2, 1996, upon Outlet Communications' merger with NBC, the outstanding Senior Loan was repaid in full from funds provided by NBC and the credit and Guaranty Agreement dated June 28, 1993 was terminated. As a result, Outlet Broadcasting's revolving credit facility was also terminated.

      The Company's overall cash position increased by $1,290,000 in the first quarter of 1996. At March 31, 1996 the Company had an excess of current liabilities over current assets, in the amount of $12,472,000. This was an increase of $10,038,000 during the period compared with an excess of current liabilities over current assets of $2,434,000. The decrease in net working capital is primarily attributed to funding from NBC of $16,129,000 classified as current liability offset by a $5,000,000 decrease in current portion of long term debt resulting from the retirement of such debt upon merger with NBC. See
Note 2 to the Consolidated Financial Statements. The Company expects that available cash will be able to meet its normal operating requirements over the near term.

     On March 2, 1996, in accordance with the Senior Subordinated Notes indenture, the Company commenced an offer to repurchase each holder's Notes in whole, or in part in multiple of $1,000, in cash in an amount equal to 101% of the aggregate principal amount plus interest accrued thereon. This offer expired on April 1, 1996 and resulted in the tender of $50,000 of Notes in aggregate principal. As a result, $59,950,000 of Notes are outstanding.

     On May 13, 1996, the Company commenced soliciting the consent of the registered holders of its Senior Subordinated Notes to amend or eliminate certain convenants of the indenture. The amendment would, among other things, have General Electric Company fully and conditionally guarantee the due and punctual payment of the principal and interest of the notes.

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

      There is no pending legal proceedings or actions against the Company or its subsidiaries which would have a material effect on the business or financial condition of the Company except for the legal proceedings and contingent lease and film obligations as described in Note 5 to the consolidated condensed financial statements of page 8 of this report.

Item 6.  Exhibits and Reports on Form 8-K

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

                                          OUTLET BROADCASTING, INC.
                                          -------------------------
                                                (Registrant)

                                          /s/ John Rohrbeck
                                          ---------------------------------
Date  May 15, 1996                        John Rohrbeck
                                          President

                                          /s/ Warren Jenson
                                          ---------------------------------
Date  May 15, 1996                        Warren Jenson
                                          Treasurer and Director