Form 10-Q/A
period 1996-03-31
OUTLET BROADCASTING INC
filed 1996-06-28
CIK 804060

Form 10-Q/A
                               AMENDMENT NO. 1
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

                          Outlet Broadcasting, Inc.

     Outlet Broadcasting, Inc., the registrant, hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, as set forth in the pages attached hereto.

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

         Signatures

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits
            (27) Financial Data Schedule

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

                                          OUTLET BROADCASTING, INC.
                                          -------------------------
                                                (Registrant)

                                          /s/ John Rohrbeck
                                          ---------------------------------
Date  June 28, 1996                       John Rohrbeck
                                          President

                                          /s/ Warren Jenson
                                          ---------------------------------
Date  June 28, 1996                       Warren Jenson
                                          Treasurer and Director

                               EXHIBIT INDEX


(27)   Financial Data Schedule